Form 10-Q
period 1995-03-31
STROBER ORGANIZATION INC
filed 1995-05-12
CIK 803515

Page 1
                   Securities and Exchange Commission
                         Washington, D.C.  20549

                                 Form 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT  OF 1934

For Quarter Ended March 31, 1995

                                    or

		[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
		     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from

____________ to ______________

Commission File Number 0-15339

                     THE STROBER ORGANIZATION, INC.
       (Exact name of Registrant as specified in its charter)

                Delaware                           11-2822910
 -------------------------------             -------------------
          (State of Organization                (IRS Employer
          or other Jurisdiction             Identification Number
          of Incorporation)


                               550 Hamilton Avenue
                            Brooklyn, New York 11232
                     (Address of principal executive office)

                                  (718) 832-1212
                         (Registrant's telephone number,
                              including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

Yes   x        No _____

     Common Stock $.01 par - shares issued and outstanding at
                     March 31, 1995 - 5,055,493
     (Number of shares outstanding of each class of the
                   Registrant's Common Stock)
           This report contains a total of 29 pages.

                                                         Page  2

           THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                              INDEX
           -----------------------------------------------


                                                          Page
                                                          ----

Face Sheet ............................................     1

Index .................................................     2

Part I         Financial Information

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of
               March 31, 1995 and December 31, 1994....     3

               Consolidated Statements of Operations for
               the Three Months Ended March 31, 1995
               and 1994 ................................    4

               Consolidated Statements of Cash Flows
               for the Three Months Ended March 31,
               1995 and 1994 ...........................    5

               Notes to Consolidated
               Financial Statements  ...................    6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ..............................  7-9

Part II        Other Information .......................   10

Part III       Exhibits ................................   11

Signature ..............................................   12


Part 1-Financial Statements                            Page 3

                  The Strober Organization, Inc. and
               Subsidiaries Consolidated Balance Sheets


						 (In Thousands)
                                               MAR 31,   DEC. 31,
     ASSETS                                      1995      1994
                                               ------    --------
Current assets:
  Cash                                         $3,633     $3,890
  Accounts receivable, net of
   allowance for doubtful accounts of
   $2,640 and $2,320 in 1995 and 1994,
   respectively                                15,225     16,651
  Inventory                                    12,933     10,741
  Deferred income taxes                           926        926
  Other current assets				  448	     350
                                               ------     ------
Total current assets                           33,165     32,558

Property and equipment, net                     2,659      2,518
Goodwill, net of accumulated
 amortization of $1,502 and
 $1,450 in 1995 and 1994,
 respectively                                   6,884      6,936
Other assets                                      630        637
                                              -------    -------
Total assets                                  $43,338    $42,649
                                              =======    =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term
   debt                                          $980     $1,233
  Revolving line of credit                          -          -
  Accounts payable                              6,812      5,056
  Accrued expenses and taxes                    3,452      4,425
                                               ------     ------
Total current liabilities                      11,244     10,714

Long-term debt, less current
 installments                                   1,091      1,171
Deferred income taxes                              77         77
                                               ------     ------
Total liabilities                              12,412     11,962

Stockholders' equity:
  Preferred stock, $.01 par value,
   1,000,000 shares authorized and
   unissued                                       -           -
  Common stock, $.01 par value,
   20,000,000 shares authorized;
   issued: 5,167 and outstanding:
   5,055 shares in 1995 and 1994                   52         52
  Additional paid-in capital                    7,013      7,013
  Retained earnings                            24,346     24,107
  Less:  Treasury stock at cost,
    112 shares in 1995 and 1994			 (485)      (485)
                                             --------    -------
Total stockholders' equity                     30,926     30,687
                                             --------    -------
Total liabilities and stockholders'
 equity                                       $43,338    $42,649
                                             ========    =======

       See notes to the accompanying financial statements


                                                           Page 4
         The Strober Organization, Inc. and Subsidiaries Consolidated
		Statements of Operations Three Months
		     Ended March 31, 1995 and 1994

(In thousands, except per share data)           1995        1994
                                              -------    --------
Net sales                                      $28,167    $20,457
Cost of goods sold                              20,777     14,777
                                               -------    -------
Gross profit                                     7,390      5,680

Selling, general and administrative
 expenses                                        7,037      6,555
                                                ------     ------
Income (loss) from operations                      353       (875)

Interest expense                                   (54)      (178)
Interest income                                    105         82
                                                ------     ------
Net income (loss) before income taxes              404       (971)
Provision (benefit) for income taxes               165       (340)
                                                ------     ------
Net income (loss)                                 $239      ($631)
                                                ======     ======

Net income (loss) per share                      $0.05     ($0.12)
                                                ======     ======
Weighted average number of shares
 outstanding                                     5,208      5,163
                                                ======     ======


       The computation of fully diluted earnings per share does not materially differ from that presented above.

   See accompanying notes to consolidated financial statements.



                                                           Page 5
         The Strober Organization, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1995 and 1994
                         (In thousands)

                                                  1995       1994
                                                 -----      -----
Cash flows from operating activities:
  Net income (loss)                               $239      ($631)
  Adjustments to reconcile net
   income (loss) to net cash provided by
   (used by) operating activities:
     Depreciation and amortization                 346        370
     Provision for estimated losses
      on accounts receivable                       239        204
     Changes in operating assets and
      liabilities:
          Accounts receivable                    1,187      4,161
          Inventory                             (2,192)    (2,992)
          Other assets                             (96)       191
          Accounts payable                       1,756       (232)
          Accrued expenses and taxes              (973)    (2,213)
                                               -------     ------
Net cash provided by (used by) operating
 activities                                        506     (1,142)
                                               -------     ------
Cash flows from investing activities:
  Additions to property and
     equipment, net                               (159)       (37)
                                               -------     ------
Cash flows from financing activities:
  Repayment of long-term debt                     (604)      (322)
  Net increase in revolving line of
   credit                                            -      1,056
  Proceeds from exercise of stock options            -         26
                                                -------    ------
Net cash (used by) provided by financing
  activities 				          (333)      760
                                                -------    ------
Net decrease in cash                              (257)     (419)

Cash at beginning of period                       3,890     3,082
                                                -------    ------
Cash at end of period                            $3,633    $2,663
                                                =======    ======

   See accompanying notes to consolidated financial statements


                                                           Page 6

         THE STROBER ORGANIZATION, INC AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------------------



(1) UNAUDITED STATEMENTS

     The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are in the opinion of management, necessary to a fair presentation of the financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

(2) PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

(3) STATEMENTS OF CASH FLOWS-SUPPLEMENTAL DISCLOSURES

   Schedule of amounts paid for interest and income taxes:

                                          1995       1994
                                          ----       ----
                                          (In thousands)

     Interest paid                        $    39     $ 113
                                          =======   =======
     Income taxes paid                    $   219     $ 982
                                          =======   =======

     Capital lease obligations
     incurred for purchase of equipment   $  271      $   0
					  ======      =====


(4) CONDENSED FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 financial statements. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

Item 2.                                                    Page 7



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
       ---------------------------------------------------

The following table sets forth certain statement amounts expressed as a percentage of sales:

			  	Three Months		Three Months
			  	    Ended	   	   Ended
			       	March 31, 1995		March 31, 1994
				--------------		--------------
Net sales			   100.0%		     100.0%
Cost of goods sold		    73.8%		      72.2%
Gross profit			    26.2%		      27.8%
SG&A expenses			    25.0%		      32.1%
Income (loss) from operations	     1.2%		      -4.3%
Net interest income (expense)	      .2%		       -.5%
Net income (loss) before income
  tax				     1.4%		      -4.8%
Provision (benefit) for income
  tax				      .6%		      -1.7%
Net income (loss)		      .8%		      -3.1%
				    ----		      ----



Result of Operations

First Quarter Ended March 31, 1995 Compared to First Quarter
Ended March 31, 1994.

Net sales for the quarter ended March 31,1995 increased by $7.7 million (38%) compared to the same period in 1994. The increase in sales is primarily due to better weather conditions experienced in the Northeast this winter as compared to the extremely severe winter weather conditions endured during the first quarter of 1994. Traditionally, first quarter sales (January-March) are the lowest of the year due to winter constraints on building activity in the Company's marketing regions. Although management believes that the Company will achieve overall sales growth in 1995, such growth is not expected to match the percentage of growth achieved during the first quarter of 1995.

Gross profit increased by $1.7 million (30%) in the first quarter of 1995 as compared to the same period in 1994 due to the higher sales volume. Gross profit as a percentage of sales decreased from 27.8% to 26.2% in the first quarter of 1995 compared to the same period in 1994 due primarily to competitive pricing of products sold in the Company's marketing regions.





                                                 Page 8

Selling, general and administrative expenses increased by $482,000 (7%) in the first quarter of 1995 compared to the same period in 1994. This increase is primarily attributable to increased variable expenses associated with higher sales volume achieved in the 1995 quarter compared to 1994. The following table shows the components of the SG&A expenses:

				Three Months Ended
				------------------
In thousands			3/31/95	   3/31/94
				-------	   -------
Delivery			$ 2,688	   $ 2,426
Selling				  1,002	       978
Administrative			  3,347	     3,151
				-------    -------
				$ 7,037	   $ 6,555
				=======    =======


Interest expense decreased by $124,000 in the first quarter of 1995 compared to the same period in 1994. This decrease results from lower outstanding loan balances on financing debt, as the Company did not incur any borrowings on its working capital facility during the 1995 first quarter and continued to reduce its outstanding subordinated debt obligation.

Income from operations increased $1.2 million in the first quarter of 1995 to $353,000 compared to a loss of $875,000 in the same period in 1994. This increase resulted from higher gross margin dollars resulting from the increased sales activity reduced by increases in operating expenses. Net income before taxes increased $1.4 million in the 1995 first quarter to $404,000 compared to a loss of $971,000 in the same period in 1994.

The net income for the first quarter of 1995 reflects an income tax provision of $165,000 compared to an income tax benefit of $340,000 for same period in 1994. Net income for the first quarter ended March 31, 1995, increased $870,000 to $239,000 compared to a loss of $631,000 in the same period in 1994.


 Liquidity and Capital Resources


The Company financed its operations in the first quarter of 1995 with cash generated from operations. The Company also maintains a revolving working capital line of credit in the amount of $10,000,000 with the Chase Manhattan Bank, N.A. Borrowings under the credit facility are made as needed, up to a maximum of 75% of eligible accounts receivable and bear interest at the prime rate plus 1/2 a percentage point or at the option of the Company at various fixed LIBOR interest rates.




                                                 Page 9

The Company pledged as collateral for the credit facility its accounts receivable and is required to maintain certain financial covenants. At March 31, 1995 and December 31, 1994, there were no balances owed under this credit line.

Capital expenditures, net of dispositions, amounted to $430,000 in the three month period ended March 31, 1995, compared to $37,000 in the same period in 1994. The Company plans to purchase during 1995 new delivery equipment costing approximately $1,250,000, of which $397,000 was purchased as of March 31, 1995. The Company will utilize capital lease arrangements to finance the acquisition of the equipment.

Prior to June 1, 1995, the Company will relocate its Farmingdale,
NY facility to a new Farmingdale location. Leasehold improvements and fixtures will total approximately $300,000.

							Page 10
                   PART II - Other Information




Item 1.  Legal Proceedings.

The Company is not a party to any material legal proceedings. it is, however, involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance.
It is the opinion of management that any uninsured liability resulting from such litigation would not have a material adverse effect on the Company's business, financial position or earnings.

                                PART III




Item 6. Exhibits and Reports on Form 8-K.

       (a)    Exhibits:

              10(z) Form of Master Capital Lease Agreement between The Company and The Chase Equipment Leasing Inc. dated as of March 24, 1995.

       (b)    Reports on Form 8-K:

              There were no Reports on Form 8-K filed during the quarter.

                                          SIGNATURE



       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE STROBER ORGANIZATION, INC.




                                                 By:/s/David J. Polishook
						 -----------------------------
                                                    David J. Polishook
                                                      Chief Financial Officer

                                                      and Treasurer

								      Page 13
                          EXHIBIT INDEX

EXHIBIT                                                SEQUENTIALLY
NUMBER                   DESCRIPTION                   NUMBERED PAGE


3(a)           Certificate of Incorporation of Company
               incorporated by reference to Exhibit
               3(a) to the Company's Registration
               Statement on Form S-1 (Commission File
               No. 33-9348), filed on October 8, 1986.

3(b)           By-Laws of Company incorporated by
               reference to Exhibit 3(b) to Amendment
               No. 1 to the Company's Registration
               Statement on Form S-1 (Commission File
               No. 33-9348), filed on November 4, 1986, as amended on November 12, 1991, which amendment is incorporated by reference to Quarterly Report on Form 10-Q for the three months ended September 30, 1991.

4(a)           Form of Common Stock Certificate
               incorporated by reference to Exhibit
               4(a) to Annual Report on Form 10-K for
               the year ended December 31, 1986.

4(b)           Amendatory Agreement dated December 14,
               1990 together with Amended and Restated
               Subordinated Note Due January 15, 1994,
               incorporated by reference to Exhibit
               4(b) to Annual Report for the year ended
               December 31, 1990 incorporated by
               reference to Exhibit 4(b) to Annual
               Report on Form 10-K for the year ended
               December 31, 1990.

4(c)           Warrant to Purchase 300,000 Common
               Shares dated December 14, 1990
               incorporated by reference to Schedule
               13D filed by Sue Strober on December 22,
               1990.

4(d)                     Reserved

4(e)           Form of Warrant Extension Amendment
               between Strober and David W. Bernstein
               amending the Warrant Agreement between
               Strober and David W. Bernstein dated
               November 6, 1988, incorporated by
               reference to Exhibit 4(e) to Annual
               Report on Form 10-K for the year ended
               December 31, 1991.

10(a)          Non-Qualified Stock Option
               Plan incorporated by reference
               to Exhibit 10(a) to Amendment
               No. 2 to the Company's
               Registration Statement on Form
               S-1 (Commission File No.
               33-9348), filed on November 7,
               1986, as amended on August 13,
               1991, which amendment is
               incorporated by reference to
               Quarterly Report on Form 10-Q
               for the three months ended
               September 30, 1991.
								      Page 14
10(b)          Form of Profit-Sharing Plans
               incorporated by reference to
               Exhibit 10(b) to the Company's
               Registration Statement on Form
               S-1 (Commission File No.
               33-9348), filed on October 8,
               1986 and Exhibit 10(b) to
               Amendment No. 2 to the
               Company's Registration
               Statement on Form S-1
               (Commission File No. 33-9348),
               filed on November 7, 1986.

10(c)          Form of Target Benefit Plan
               incorporated by reference to
               Exhibit 10(c) to the Company's
               Registration Statement on Form
               S-1 (Commission File No.
               33-9348), filed on October 8,
               1986.

10(d)          Restricted Stock Plan
               incorporated by reference to
               Exhibit 10(d) to Amendment No.
               2 to the Company's
               Registration Statement on Form
               S-1 (Commission File No.
               33-0348), filed on November 7,
               1986.

10(e)          Form of Lease between:  (i)
               JNR Realty Company and Strober
               - L.I. Bldg. - Supply Centers,
               Inc.; (ii) Strober Realty
               Company and Strober Bros. Inc.
               Bldg. Supply Centers, Inc.;
               (iii) SCONN Realty and Strober
               Connecticut Bldg. Supply
               Centers, Inc.; and (iv) SY
               Realty Corp. and Strober- King
               Bldg. Supply Centers, Inc.
               incorporated by reference to
               Exhibit 10(f) to Amendment No.
               1 to the Company's
               Registration Statement on Form
               S-1 (Commission File No.
               33-9348), filed on November 4,
               1986 and Exhibit 10(f) to
               Amendment No. 2 to the
               Company's Registration
               Statement on Form S-1
               (Commission File No. 33-9348),
               filed on November 7, 1986.

10(f)          Form of Lease between:  (i)
               General Realty Associates and
               General Building Supply
               Company, (ii) P&Z Realty and
               General Building Company;
               (iii) 3IS Associates and
               General Building Supply
               Company; and (iv) Peter L.
               Churilo and General Building
               Supply Company incorporated by
               reference to Exhibit 10(f) to
               Annual Report on Form 10-K for
               the year ended December 31,
               1987.

10(g)          Form of Lease between:  (i)
               SAY Realty Corp. and
               Strober-King Bldg. Supply
               Centers, Inc.; (ii) P&Z Realty
               and General Building Supply
               Company; and (iii) SG Realty
               Corp. and Strober New Jersey
               Building Supply Center, Inc.
               incorporated by reference to
               Exhibit 10(g) to Annual Report
               on Form 10-K for the year
               ended December 31, 1988.
								      Page 15
10(h)          Form of Lease between Strober
               Bros. Inc. Building Supply
               Centers and Elstro Company
               incorporated by reference to
               Exhibit 10(h) to Annual Report
               on Form 10-K for the year
               ended December 31, 1989.

10(i)          Form of Agreement and Plan of
               Reorganization among the
               Company and certain of its
               affiliates incorporated by
               reference to Exhibit 2 to the
               Company's Registration
               Statement on Form S-1
               (Commission File No. 33-9348),
               filed on October 8, 1986.

10(j)          Amendment to Agreement and
               Plan of Reorganization dated
               January 25, 1988 incorporated
               by reference to Exhibit 4(d)
               to Current Report on Form 8-K
               filed by the Company to report
               an event of January 25, 1988.

10(k)          Purchasers' Purchase Agreement
               between the Company and
               certain of its affiliates
               incorporated by reference to
               Exhibit 4(e) to Current Report
               on Form 8-K filed by the
               Company to report an event of
               January 25, 1988.

10(l)          Amendment to Purchasers'
               Purchase Agreement dated
               January 25, 1988 incorporated
               by reference to Exhibit 4(v)
               to Current Report on Form 8-K
               filed by the Company to report
               an event of January 25, 1988.

10(m)          Corporate Purchase Agreement
               dated November 7, 1986
               incorporated by reference to
               Exhibit (g) to Current Report
               on Form 8-K filed by the
               Company to report an event of
               January 25, 1988.

10(n)          Metal and Roofing Contract
               between Strober-Price Building
               Supply Corp. and Local 282
               effective January 1, 1991,
               incorporated by reference to
               Exhibit 10(v) to Annual Report
               for the year ended December
               31, 1990.

10(o)          Lease dated June 14, 1991
               between The Chapin Trust and
               Strober Building Supply
               Center, Inc., incorporated by
               reference to Exhibit 10(w) to
               Annual Report on Form 10-K for
               the year ended December 31,
               1991.
								      Page 16
10(p)          Agreements between The General
               Building Supply Company and
               Grocery, Bakery, Construction
               Drivers and Helpers, Teamsters
               Local Union 559 for the years
               1995 through 1998 incorporated
	       by reference to Exhibit 10(p)
	       to Annual Report on Form 10K
	       for the year ended December
	       31, 1994.

10(q)          Form of Senior Subordinated
               Note due September 1, 1996 and
               form of Employment Agreement
               incorporated by reference to
               Exhibit 10(q) to Annual Report
               on Form 10-K for the year
               ended December 31, 1993.

10(r)          Credit Agreement dated as of
               December 9, 1994 between and
               among the Company, certain of
               its subsidiaries and The Chase
               Manhattan Bank (National
               Association) incorporated by
	       reference to Exhibit 10(r) to
	       Annual Report on Form 10K for
	       the year ended December 31, 1994.

10(s)          Form of Agreement between the
               Marda Group of Building
               Materials Distributors, Inc.
               and International Brotherhood
               of Teamsters, Chauffeurs,
               Warehousemen of Local 807 and
               Helpers of America for the
               Period Ending December 3,
               1995, incorporated by
               reference to Exhibit 10(s) to
               Annual Report on Form 10-K for
               the year ended December 31,
               1992.

10(t)          Form of The Strober
               Organization, Inc. Fiduciary
               Reimbursement and
               Indemnification Agreement
               incorporated by reference to
               Exhibit 10(t) to Annual Report
               on Form 10-K for the year
               ended December 31, 1992.

10(u)          Addendum to Lease dated
               December 23, 1993 by and
               between The Chapin Trust and
               Strober Building Supply
               Center, Inc. incorporated by
               reference to Exhibit 10(u) to
               Annual Report on Form 10-K for
               the year ended December 31,
               1993.

10(v)          Memorandum of Agreement by and
               between Local 282, IBT and
               Strober Price Incorporated,
               incorporated by reference to
               Exhibit 10(v) to Annual Report
               on Form 10-K for the year
               ended December 31, 1993.

10(w)          1993 Outside Director Stock
               Option Plan incorporated by
               reference and Exhibit 4.1 to
               the Company's Registration on
               Form S-8 (Commission File No.
               33-71766), filed November 16,
               1993.

10(x)          Form of 1994 Non-Qualified
               Stock Option Agreement between
               the Company and each of its
               outside directors incorporated
               by reference to Exhibit 10(x)
               to Annual Report on Form 10-K
               for the year ended December
               31, 1993.

10(y)          Lease effective as of May 1,
               1995 by and among Carman Road
               Realty Inc., Broad Properties,
               Inc. and Strober Long Island
               Building Material Centers,
               Inc. incorporated by reference
	       to Exhibit 10(y) to Annual
	       Report on Form 10K for the year
	       ended December 31, 1994.
								      Page 17
10(z)          Form of Master Lease Agreement
	       dated as of March 24, 1995 Between
	       the Company and Chase Equipment
	       Leasing, Inc. 		                  		18

22(a)          List of Subsidiaries of the
               Company incorporated by reference to
	       Exhibit 22(a) to Annual Report on
	       Form 10K for the year ended December
	       31, 1994.

								VEHICLE LEASE

CHASE EQUIPMENT LEASING, INC
								One Chase Square
								Rochester, NY  14643
			MASTER LEASE AGREEMENT

This Master Lease Agreement ("Agreement") is made as of March 24, 1995, between CHASE EQUIPMENT LEASING, INC., having its principal place of business at One Chase Square, Rochester, New York 14643 ("Lessor") and THE STROBER ORGANIZATION, INC., a Corporation having its principal place of business at 550 Hamilton Avenue, Brooklyn, New York 11232 ("Strober"). Strober wishes to enter into various leases with Lessor, each of which shall be between Lessor as lessor and Strober and one of its wholly-owned Subsidiaries (as defined below) as lessee. As used herein, "Lessee" shall mean in respect of each Lease (as defined below), Strober and/or (as the context may require) the wholly-owned Subsidiary executing the applicable Equipment Schedule evidencing the Lease. Each such Lease shall be the join and several obligation of Strober and the applicable wholly-owned Subsidiary.

1. DESCRIPTION OF LEASED VEHICLE: Subject to the terms and conditions contained herein, Lessor hereby leases to Lessee and Lessee shall lease from Lessor each and every vehicle ("Vehicle") described in one or more Equipment Schedules to be executed substantially in the form attached hereto, which Lessor has purchased at the specific request and direction of Lessee. Lessee hereby authorizes Lessor to insert the Vehicle Identification Numbers provided by any vehicle dealer for Vehicles supplied by that dealer in the Equipment Schedule, Certificate of Acceptance and any UCC-1 financing statements covering such Vehicles. Each Equipment Schedule incorporates the terms and conditions of this Agreement, and shall constitute a separate, distinct and independent lease and contractual relationship between Lessor and Lessee. The term "Lease" shall mean the applicable Equipment Schedule which incorporates the terms and conditions of this Agreement. The term "Subsidiary" means any corporation, the majority of the shares of voting stock of which at any time outstanding is, owned directly or indirectly or indirectly by Lessee or by one or more of its other subsidiaries or by Lessee in conjunction with one or more of its other subsidiaries. Title to and ownership of the Vehicle, along with all replacements and additions thereto, shall remain with Lessor.

2. TERMS AND RENTAL PAYMENTS: The term of this Agreement shall commence on the date set forth above and shall continue in effect thereafter so long a any Lease remains in effect. The term of each Equipment Schedule as to all or any Vehicle designated on any Equipment Schedule shall commence on the date on which the Lessee executes a Certificate of Acceptance for such Vehicle (the "Acceptance Date") and shall continue for a period ending that number of months from the date the first periodic rental payment is due as specified on the applicable Equipment Schedule. Rent shall be specified and payable in accordance with the terms as set forth in the Equipment Schedule. All payments shall be made at the office of Lessor at One Chase Square, Rochester, New York 14643 or as otherwise directed by Lessor in writing. If Lessee fails to pay any periodic rent payment or other sum to be paid to Lessor after ten days of the due date, then Lessee shall pay a late charge of five cents per dollar on, and in addition to, the amount of such payment but not exceeding the maximum amount, if any, permitted by law ("Late Charge").

3. NET LEASE: This Lease is a net lease. Lessee's obligation to pay all rent and any other amounts due hereunder shall be absolute and unconditional and, except as expressly provided, shall not be subject to any abatement, deferment, reduction, defense, counterclaim, set-off, or recoupment, including, but not limited to, for example, (i) any existing or future claims of whatever kind or nature against Lessor or the manufacturer(s) or dealer(s) of the Vehicle or (ii) termination of Lessee's right of possession and/or the taking of possession of the Vehicle thereof by or through Lessor in accordance with this Lease. Except as expressly provided herein, this Lease shall not terminate for any reason, including, but not limited to, any defect in the Vehicle or Lessor's title thereto or any destruction or loss of use of any Vehicle.

 4. DELIVERY AND ACCEPTANCE: Lessee shall take immediate delivery of the Vehicle leased hereunder when made available by dealer to Lessee, and Lessee shall promptly execute and deliver to Lessor a Certificate of Acceptance in the form attached hereto, whereupon such Vehicle shall become subject to a Lease. Lessor shall not be liable for any failure to deliver or delay in the delivery of the Vehicle caused by factors beyond Lessor's control. Lessor shall not be liable to Lessee for any incidental or consequential damage caused by any delay, adjustment or loss of service of the Vehicle.

5. PURPOSE: Lessee hereby warrants that the Vehicle shall be used solely for commercial and business purposes.

6. TITLING; REGISTRATION: Title to the Vehicle shall remain with the Lessor. Lessee shall at its own expense, title, license and register the Vehicle in compliance with the laws of any jurisdictions where the Vehicle may be operated and in such a manner as shall protect the ownership of Lessor. Lessee shall notify Lessor of any retitling or reregistration of a Vehicle in a state other than that where such Vehicle was initially titled or registered. If required by law or requested by Lessor, Lessee shall promptly deliver the Vehicle to the nearest appropriate governmental agency for such inspection as may be required or requested. In the event this Agreement or any Equipment Schedule thereto shall be adjudged or determined not to be a lease, then Lessor's retention of title to the Vehicle shall be construed to be, and Lessee does hereby grant to Lessor, a security interest in the Vehicle, insurance covering the Vehicle and all of the proceeds of the foregoing.

7. ERRORS IN ESTIMATED COST: As used herein, "Total Cost" means the cost to Lessor of purchasing and delivering the Vehicle to Lessee, including taxes and transportation and other charges. The amount of each rental payment set forth on the Equipment
   Schedule is based on the Total Cost initially set forth which is an estimate, and each shall be adjusted proportionally if the actual cost of the Vehicle differs from said estimate. Lessee hereby authorizes Lessor to correct the figures set forth on the Equipment Schedule(s) when the actual cost is known, and to add to the amount of each rental payment any sales, use or other tax that may be imposed on or measured by rental payments. However, if the actual cost of the Vehicle differs from the estimated cost by more than ten percent (10%) thereof, either party at its option may terminate the Lease with respect to the Vehicle as to subsequent obligations by giving written notice to the other party within fifteen (15) days after receiving notice of the actual cost or the corrected rentals and Lessee shall reimburse and indemnify Lessor for any existing obligation and/or expenses incurred by Lessor such as but not limited to, open purchase orders and progress payments made to dealer(s).

8. INSPECTION: Lessee shall, whenever requested, advise Lessor of the exact location and condition of the Vehicle and shall give Lessor immediate notice of any attachment or other judicial processes, liens or encumbrances affecting the Vehicle and indemnify and save Lessor harmless from any loss or damage caused thereby. Lessor may for the purpose of inspection, at all reasonable business hours, enter any building or place where the Vehicle is located; Lessor shall
								      Page 19
   be entitled to review Lessee's maintenance records relating to the Vehicle.

9. PRESERVATION OF LESSEE'S EXISTENCE AND BUSINESS:
   (a) Lessee will preserve and keep in full force and effect Lessee's existence, rights, licenses and franchises and those of any Subsidiaries, necessary and material to Lessee's and Subsidiaries operations taken as a whole. (b) Lessee will not make or permit to be made any material change in the character of Lessee's business or operations.

10.  FINANCIAL INFORMATION AND REPORTING:
   (a) Lessee shall annually, within ninety (90) days after the close of Lessee's fiscal year, furnish to Lessor, financial statements of Lessee (including a balance sheet as of the close of such year and statements of income, changes in financial condition and shareholder's equity for such year) prepared in accordance with generally accepted accounting principles and certified by Lessee's independent public accountants. Lessee shall also provide quarterly / monthly (select one) financial statements of Lessee similarly prepared for each of the first three quarters of each fiscal year, which shall be certified (subject to normal year-end adjustments) by Lessee's chief financial officer and furnished to Lessor within ninety (90) days following the end of the quarter. (b) Lessee will furnish Lessor with any and all information regarding Lessee's business, condition or operations, financial or otherwise which Lessee furnishes to any other creditor. This information shall be furnished to Lessor at the same time it is furnished to that creditor. (c) Lessee will immediately furnish Lessor with such further information regarding Lessee's business, condition, property, assets or operations, financial or otherwise, as Lessor may from time to time reasonably request, all prepared in form and detail satisfactory to Lessor. (d) Lessee will at all times maintain true and complete records and books of account including, without limiting the generality of the foregoing, appropriate reserves for possible losses and liabilities, all in accordance with generally accepted accounting principles consistently applied. (e) Lessee shall permit, and cause any Subsidiary to permit, representatives of Lessor (i) to visit and inspect any of the properties of Lessee or any Subsidiary
   (ii) to examine its or their corporate or partnership books and records, (iii) to make extracts or copies of such books and records, and (iv) to discuss its or their affairs, finances and accounts with its or their officers or partners, as applicable. The foregoing may be done at any time within regular business hours. (f) Lessee will promptly notify Lessor in writing of the commencement of any litigation to which Lessee or any of its affiliates may be a party (except for litigation in which Lessee's (or the affiliate's) contingent liability is fully covered by insurance) which, if decided adversely to Lessee would adversely affect or impair the title of Lessor to the Vehicle or which, if decided adversely to Lessee would materially adversely affect the business operations or financial condition of Lessee. In addition, Lessee will immediately notify Lessor, in writing, of any judgment against Lessee if such judgment would have the effect described in the preceding sentence.

11.  PAYMENT OF TAXES, DEBTS AND OBLIGATIONS:
   (a) Lessee shall pay all taxes (including any interstate over-the-road taxes), assessments, fees, charges, penalties and fines imposed upon each Vehicle and/or arising out of the lease, use, possession or operation thereof and whether levied or assessed against Lessee or against Lessor. All taxes, fees and similar charges imposed on the ownership, possession or use of the Vehicle during the term of this Lease shall be paid by Lessee. In case of failure of Lessee to pay said taxes, fees and similar charges, Lessor may pay the same, and the amount thereof shall be payable by Lessee as additional rent with the next periodic rental payment. (b) Lessee will cause to be paid and discharged all its obligations when due and all lawful taxes, assessments and governmental charges or levies imposed upon Lessee or any Subsidiary, or upon any Vehicle belonging to Lessee or any Subsidiaries, or upon any part thereof, before the same shall become in default, as well as all lawful claims for labor, materials and supplies which, if unpaid, might become a lien or charge upon the Vehicle or any part of it. Notwithstanding the previous sentence, neither Lessee nor any Subsidiary shall be required to cause to be paid and discharged any obligation, tax, assessment, charge, levy or claim so long as its validity is contested in the normal course of business and in good faith by appropriate and timely proceedings and Lessee or any Subsidiary, as the case may be, sets aside on its books adequate reserves with respect to each tax, assessment, charge, levy or claim so contested, nor shall Lessee nor any Subsidiary be required to pay or discharge any trade Indebtedness which is not past its stated due date by more than thirty (30) days.

12. USE; MAINTENANCE; FACTORY RECALL: Lessee shall use the Vehicle only as follows: for lawful purposes; within the United States; when in a safe and sound condition; when covered by the insurance required by this Lease, and in compliance with any restrictions contained therein; in compliance with any and all appropriate laws, ordinances or regulations; following the manufacturer's recommendations; for commercial or business purposes; but in no event for the transportation of passengers. Lessee shall maintain the Vehicle, in good order, working condition and repair, and shall pay any and all costs and expenses incurred in its operation, including, but not limited to, traffic fines, maintenance and repair. Lessor shall not be obligated to, nor be called upon by Lessee to make or pay for any repairs and replacements. Any necessary or advisable service or repair work shall be performed promptly, and, if claimed under a manufacturer's warranty agreement, only at a factory authorized dealership. All repairs, parts, mechanisms and devices furnished or affixed to the Vehicle shall thereupon belong to and become the property of the Lessor. In the event a manufacturer announces a recall campaign for the repair of defective parts, of which Lessee has knowledge, Lessee shall promptly have all appropriate Vehicles repaired by a factory authorized dealer. Lessee shall be responsible for notification to all Vehicle manufacturers that Lessee is in possession of each Vehicle, is responsible for maintenance and that any and all notices from the manufacturer concerning Vehicle maintenance, repair or defects shall be sent directly to Lessee. Lessee hereby indemnifies and holds Lessor, its officers, employees, agents, successors and assigns, harmless with respect to any third-party from any liability, claim, loss, damage or expense (including litigation expense and reasonable attorney's fees) which may arise as a result of such defects or need for such repairs or maintenance, regardless of whether Lessee receives such notice from the manufacturer or not.

13.  INSURANCE; NOTICE OF ACCIDENT:
   (a) At its sole expense, Lessee shall secure and maintain in full force and effect throughout the term of all Equipment
   Schedules and any extensions of renewals thereof, insurance against all risks including, but not limited to, theft, damage, or destruction of the Vehicle in an amount equal to the aggregate Total Cost of all Equipment Schedules written in the broadest form available on usual commercial terms and with carriers acceptable to Lessor. Lessee shall also maintain public liability insurance satisfactory to Lessor and with at least the minimum limits as set forth in the Equipment
   Schedule. (b) Upon execution of the Certificate of Acceptance, Lessee shall deliver the policy or policies or duplicates or certificates thereof, to Lessor. Lessee shall maintain a loss payable endorsement on all such policies in favor of Lessor and its successors and assigns and shall afford to Lessor and its successors and assigns such additional protection as Lessor and its successors and assigns shall reasonably require. All such insurance policies shall name Lessor, its successors and assigns, as additional insureds and expressly provide that any obligations imposed upon the insureds (including, without limitation, the obligation to pay premiums) shall be the obligation solely of Lessee and not the obligations of Lessor, its successors and assigns. Each policy shall expressly provide that (1) the insurance as to Lessor and its successors and assigns shall not be invalidated by any act, omission or neglect of Lessee,
   (2) the same may not be cancelled, modified or allowed to lapse (for failure to renew or otherwise) without at least thirty (30) days prior written notice to Lessor or its successors and assigns, and (3) the insurance shall be
								      Page 20
   primary, without right or contribution of any other insurance carried by or on behalf of Lessor with respect to its interests. In the event that any policies insuring against liability risks described above shall now or hereafter provide coverage on a "claims made" basis, Lessee shall continue to maintain such policies in effect for a period of not less than three years after the expiration of the Lease term of any Equipment Schedule. (c) Lessor and its successors and assigns may apply the proceeds of insurance to replace or repair the Vehicle and/or to satisfy Lessee's obligations hereunder, as determined in Lessor's sole discretion. If Lessee fails to pay when due any insurance premium for any policy written hereunder, then Lessor may make such premium payment and add the amount thereof to the next rent payment, and such premium amounts shall become rent. Lessee appoints Lessor as Lessee's attorney-in-fact to make any claim for, to receive payment for and to execute and endorse any documents, checks or other instruments in payment for loss, theft or damage under any such insurance policy. Lessor shall be under no duty to ascertain the existence of any insurance coverage or to examine any certificate of insurance or other evidence of insurance coverage or to advise Lessee in the event the insurance coverage does not comply with the requirements of this Agreement. Lessee will promptly notify the appropriate insurer, Lessor and any assignee, of any accident or occurrence which may become the basis of a claim against the insured. In connection with any claim against Lessor and/or
   Lessee arising out of the ownership, operation, maintenance and use of a Vehicle, Lessee agrees to cooperate with Lessor in defending against such claims, including making Lessee's employees available to Lessor without charge. (d) Lessee will maintain, and cause any Subsidiaries to maintain, insurance from duly licensed and responsible insurers on all property of Lessee and any Subsidiaries to its full insurable value, except to the extent limited by applicable insurance law.
   This insurance shall be against risks of fire and all other risks as fall within "extended coverage" as that term is generally understood in the insurance industry. Lessee shall also maintain, and cause any Subsidiaries to maintain, additional insurance in such amounts and against such risks, including, without limitation, product liability, personal injury, property damage, and workers' compensation, as is usually carried by owners of similar businesses of similar size and profits or as Lessor may reasonably require.

14. INDEMNIFICATION: To the fullest extent permitted by law, Lessor, its officers, employees, agents, successors and assigns, shall not be liable to Lessee for, and Lessee shall indemnify and hold Lessor, its officers, employees, agents, successors and assigns, harmless with respect to any third-party from any liability (including liability for Lessee negligence), claim, loss, damage or expense (including litigation expense) of any kind or nature arising out of this Lease, or the transactions contemplated in this Lease, including, but not limited to: (a) the inadequacy of any Vehicle for any purpose; (b) any deficiency or defect in any Vehicle; (c) the use or performance or maintenance of any Vehicle; (d) any interruption or loss of service, use or performance of any Vehicle; or (e) any loss of business or other consequential damage whether or not resulting from any of the foregoing. IN PARTICULAR, LESSOR AND ITS SUCCESSORS AND ASSIGNS SHALL NOT BE LIABLE FOR INJURIES TO PERSONS OR DAMAGE TO ANY VEHICLE OR OTHER PROPERTY UNDER ANY THEORY OF STRICT LIABILITY, AND LESSEE SHALL INDEMNIFY AND SAVE LESSOR AND ITS SUCCESSORS AND ASSIGNS HARMLESS FROM ANY SUCH LIABILITY AND ALL COSTS AND EXPENSES IN DEFENDING THE SAME. This obligation to indemnify shall apply from the date of the execution of the Equipment Schedule out of which the claim arises, notwithstanding that the Lease term may not have commenced. All of Lessor's and its successors' and assigns' rights under this section shall survive the termination of this Lease. However, Lessee shall not be required to indemnify Lessor or its successors or assigns for claims arising from events which occur after Vehicle has been redelivered to Lessor, its successors or assigns.

15.  RISK OF LOSS:
   (a) Lessee hereby assumes and shall bear the entire risk of loss, theft, damage and destruction of Vehicle, whether partial or complete, from any cause whatsoever. No loss, theft, damage or destruction of Vehicle shall relieve Lessee of the obligation to pay rent or any other obligation of this Lease, and, except as provided below, this Lease shall remain in full force and effect. Lessee shall promptly notify Lessor in writing of any such loss, theft, damage or destruction of the Vehicle. Lessor shall not be liable to Lessee for any loss, damage or expense of any kind or nature, caused directly or indirectly by any Vehicle or by the use, maintenance, repair, failure, destruction or damage of any Vehicle. (b) In the event of damage of any kind whatsoever to a Vehicle (unless the same is damaged beyond repair), Lessee, at the option of Lessor, shall at Lessee's expense (i) place the same in good repair, condition and working order, or (ii) replace the same with like Vehicle of the same or a later model, and in good repair, condition and working order and provide Lessor good and valid title thereto. (c) In the event that the Vehicle is lost, stolen, destroyed or damaged beyond repair (any such event is referred to as an "Event of Loss"), Lessee, at the option of Lessor, shall (i) at Lessee's expense replace the same with like Vehicle of the same or a later model, in good repair, condition and working order and provide Lessor good and valid title thereto or (ii) pay to Lessor an amount equal to the unpaid balance of the rent and any other sums then due or past due, plus the Stipulated Loss Value attributable to the Vehicle (as set forth on Attachment 1 to the Equipment Schedule) calculated on the rental payment date immediately preceding the date of the loss. (This option (ii) shall only be applicable if a Stipulated Loss Value table is referenced in the Equipment Schedule) or (iii) pay to Lessor an amount equal to the unpaid balance of the rent and any other sums then due, plus the balance of any remaining rents (discounted at the rate of six (6) percent per annum) attributable to the Vehicle during the term and extension thereof, if any, of this Lease. Upon such payment Lessee's obligation to pay further rent for such Vehicle shall cease, and Lessee thereupon shall become entitled to the Vehicle paid for "as-is-where-is", without recourse or warranty, express or implied, with respect to any matter whatsoever. (d) To the extent of Lessee's expense actually incurred to repair or replace the Vehicle or of Lessee's payment to Lessor for the loss, theft, damage or destruction of the Vehicle or items therefor, Lessee shall then be entitled to receive from Lessor any insurance or recovery received by Lessor in connection with such loss, theft, damage or destruction, and any amount of insurance or recovery received by Lessor in excess of Lessee's expenses actually incurred or paid to Lessor shall belong to Lessor.

16. OWNERSHIP; ASSIGNMENT; LIENS: The Vehicle is and shall remain the sole and exclusive property of Lessor, and Lessee shall have no right, title or interest therein except as to the use thereof provided in the Lease. Lessee shall attach to each Vehicle such sign, legend or other notice as may be required by law to protect or disclose the interest of Lessor, or disclose the fact that said Vehicle is leased. All additions, improvements and replacements made to a Vehicle shall immediately become and remain accessions to such Vehicle and shall be returned to Lessor with such Vehicle. Lessee shall not assign, (except as permitted by section 17 below), transfer, pledge or hypothecate this Lease, any Vehicle or any interest therein and shall not sublet or lend any Vehicle, and Lessee's interest herein may not be assigned or transferred by operation of law. Lessee shall keep each Vehicle free and clear of all levies, liens and encumbrances, except any lien arising solely through acts of Lessor.

17. ASSIGNMENT: Neither this Lease nor Lessee's rights hereunder shall be assignable in whole or in part by Lessee except with Lessor's prior written consent, and the provisions hereof shall bind any permitted successors and assigns of Lessee. Lessor shall have the right to assign this Lease or any part thereof. If Lessor assigns the rentals reserved herein or all or any of Lessor's other rights hereunder, or amounts equal thereto, the right of the Assignee to receive the rentals as well as any other right of the Assignee shall not be subject to any defense, setoff, counterclaim, or recoupment which may arise out of any breach or obligation of Lessor in connection herewith or by reason of any other indebtedness or liability at any time
								      Page 21
     owing by Lessor to Lessee. All rentals due hereunder shall be payable to the Assignee by Lessee whether or not this Lease is terminated by operation of law or otherwise, including without limitation, termination arising out of bankruptcy, reorganization or similar proceedings involving
     Lessor. On receipt of notification of such assignment, Lessee, subject to its rights hereunder, shall become the pledgeholder of the Vehicle for and on behalf of the Assignee and will relinquish possession thereof only to the Assignee or pursuant to its written order. Lessee, on receiving notice of any such assignment, shall abide thereby and make payment as may therein be directed. Following any such assignment the term "Lessor" shall be deemed to include or refer to Lessor's Assignee, provided that no such Assignee shall be deemed to assume any obligation or duty imposed upon Lessor hereunder, and Lessee shall look only to Lessor for performance thereof. Lessee is further directed that after assignment of a Lease only Assignee shall have the right or power to compromise, settle, extend or otherwise negotiate the terms of payment under that Lease.

18. SECURITY INTEREST: Where appropriate, Lessor shall file all necessary documents, including UCC financing statements, in connection with this Lease so as to perfect Lessor's security interest under the Lease. Lessee shall execute and deliver to Lessor such documents (including UCC financing statements) as Lessor shall deem necessary or desirable for purposes of evidencing, protecting or recording the rights and interest of Lessor in the Vehicle or this Lease and in furtherance of the performance of the terms and conditions of this Lease. All reasonable expenses (including UCC search and filing fees) related thereto shall be paid by Lessee. Lessee hereby irrevocably appoints Lessor as its lawful attorney and agent to execute UCC financing statements on Lessee's behalf and hereby authorizes Lessor to file, at Lessee's expense, such UCC financing statements in any appropriate public office.

19. DISPOSITION: At the expiration or termination of this Lease by lapse of time, or otherwise, Lessee shall return the Vehicle to Lessor or its designee at a location designated by Lessor within the State of New York, with transportation charges (including in-transit insurance), prepaid by Lessee, in the same condition as when received by Lessee, ordinary wear and tear alone excepted, and free of any lien created or suffered by Lessee. All tires must have at least 33% of tire tread remaining upon return. To the extent the Lease does not terminate at the end of the Lease term thereof, and the Vehicle is not returned to Lessor or its designee, and other rental amounts are not specified therein or mutually agreed to in writing, then the same amount of rent shall continue to be due and payable by Lessee until the Equipment is returned to Lessor or its designee. Lessee shall remain responsible to maintain in full force an effect insurance in accordance with paragraph 13 of this Agreement.

20.  EVENTS OF DEFAULT AND LESSOR'S REMEDIES:
   (a) Each of the following events shall constitute an event of default ("Event of Default") hereunder: (i) Lessee fails to pay any rent or other amount due hereunder within ten (10) days after the same is due and payable; or (ii) Lessee fails to perform any other obligation or observe any condition of this Lease required to be performed or observed by Lessee; or
   (iii) any representation, warranty or statement made in writing to Lessor by Lessee (or guarantor of Lessee's obligations under this Agreement) in connection with the transactions contemplated under this Lease shall have been false in any material respect when made; or (iv) Lessee attempts to sell, transfer, encumber, part with possession of, assign or sublet (except as expressly permitted by the provisions hereof) any Vehicle; or (v) Lessee fails to insure (pursuant to section 13 hereof) any Vehicle; or (vi) Lessee fails to deliver to Lessor any documents required by Lessor under the Lease; or (vii) Lessee (or any guarantor of Lessee's obligations under this Agreement) is in default under any other agreement with Lessor or any of its affiliates; or
   (viii) Lessee ceases doing business as a going concern; or
   (ix) Lessee (or any guarantor of Lessee's obligations under this Agreement) shall consolidate with or merge into any other entity, or convey, transfer or lease substantially all of its assets to any other entity; or (x) the corporate existence of Lessee (or any guarantor of Lessee's obligations under this Agreement) shall terminate; or (xi) any of Lessee's issued and outstanding shares of capital stock are sold, assigned, pledged, transferred, exchanged in a corporate reorganization or otherwise disposed of or new shares of such stock are issued and such sale, assignment, pledge, transfer, exchange, issuance or other disposition results in vesting the "control" of such corporation in a person (or persons) not presently having control and not approved by Lessor in writing prior to such vesting (except for involuntary transfers of such stock by operation of law). "Control" shall be deemed vested in the person or persons owning more than fifty percent (50%) of the number of issued and outstanding shares of such stock, however designated, or holding more than fifty percent (50%) of the voting power for the election of members of the Board of directors of the Lessee; or (xii) Lessee (a) incurs any accumulated funding deficiency within the meaning of the Employee Retirement Income Security Act of 1974, as amended from time to time and the regulations thereunder, equal to 5% of Consolidated Tangible Net Worth of Lessee or (b) incurs any liability of comparable size to the Pension Benefit Guaranty Corporation; or (xiii) Lessee or any subsidiary fails to comply with the provisions of the Fair Labor Standards Act of 1938, as amended; or (xiv) Lessee is, or permits any subsidiary to be, in violation of any law or regulation, order, writ, injunction or decree of any court or governmental instrumentality or in breach of any agreement or instrument to which Lessee or any Subsidiary is subject or in default thereunder: or (xv) Lessee (or guarantor of Lessee's obligations under this Agreement) applies for or consents to the appointment of a receiver, trustee, assignee, custodian or liquidator of its business or any substantial part of its property; or (xvi) Lessee (or guarantor of Lessee's obligations under this Agreement) fails to pay its debts generally as they become due; or (xvii) Lessee (or guarantor of Lessee's obligations under this Agreement) makes a general assignment for the benefit of creditors; or (xviii) Lessee (or guarantor of Lessee's obligations under this Agreement) fails within sixty (60) days to lift any execution, garnishment or attachment of such consequences as will impair its ability to carry on its operations under this Lease; or (xix) Lessee (or guarantor of Lessee's obligations under this Agreement) commences (as the debtor) a case in bankruptcy (including a petition for reorganization or arrangement) under the United States Bankruptcy Code or a proceeding under any state or federal insolvency law; or (xx) a case in bankruptcy or any other proceeding (including a petition for reorganization or arrangement) under the United States Bankruptcy Code or any case or proceeding under any other insolvency law shall be commenced against Lessee (or guarantor of Lessee's obligations under this Agreement) (as the debtor) involuntarily or a decree or order for relief against Lessee (or guarantor of Lessee's obligations under this Agreement) (as the debtor) shall be entered in any court of competent jurisdiction, and such case, proceeding or decree or order is not dismissed within forty (40) days after such commencement or entry, or Lessee (or guarantor of Lessee's obligations under this Agreement) shall consent to or admit the material allegations against it in any such case or proceeding; or (xxi) a trustee, assignee, receiver, custodian or agent (however named) is appointed or authorized to take charge of any substantial part of Lessee's (or guarantor of Lessee's obligations under this Agreement) property.

   (b) Upon the occurrence of any Event of Default, Lessor may declare the Lessee in default. At its option, Lessor may declare a default in all Leases and any other agreement between Lessor, or any affiliate of Lessor, and Lessee except as specifically exempted therefrom by Lessor in such declaration. In the case of an Event of Default, Lessor or its agents shall have the right, at their option, to exercise any or all of the rights and remedies available to a secured party under the Uniform Commercial Code and, in addition, to do any or all of the following: (i) to declare immediately due and payable without notice or demand to Lessee an amount equal to the balance of unpaid rent and any other sums then due plus the balance of the rent and any other sums to become due
   (discounted at the rate of four (4) percent per annum) during the term and extension thereof, if any, of this Lease; and/or
   (ii) to sue for and recover from Lessee an amount equal to the unpaid balance of rent and any other sums then due plus the
								      Page 22
   balance of rents and any other sums to become due (discounted at the rate of four (4) percent per annum) during the term and extension thereof, if any, of this Lease (hereinafter "Unpaid
   Rent"); and/or (iii) to take possession of any or all Vehicles without demand or notice wherever the same may be located without any court order or other process of law. Upon taking possession of any or all Vehicles, Lessor at its option may
   (i) lease the repossessed Vehicle to any third party on such terms and conditions as Lessor may determine, or (ii) sell the Vehicle or any part thereof at public auction or at private sale. In the event Lessor re-lets the repossessed Vehicle, then Lessor shall credit against the Unpaid Rent the present value of the aggregate of the rent to be received from the re-lease during the remaining term of the applicable Equipment
   Schedules (discounted at a rate equal to the sum of the prime interest rate in effect at The Chase Manhattan Bank, N.A., on the date such re-lease is entered into plus 2%). In the event
   Lessor sells the repossessed Vehicle, then Lessor shall credit all amounts received from the sale, less expenses incurred in connection therewith, to the Unpaid Rent due. Lessee hereby agrees to peaceably deliver the Vehicle to Lessor upon demand after an Event of Default is declared by Lessor; Lessee waives any and all damages occasioned by such taking possession. Any such taking of possession shall not constitute a termination of this Lease and shall not relieve Lessee of its original obligation hereunder unless Lessor expressly so notifies
   Lessee in writing.

   (c) Should any proceeding be instituted by Lessor to recover any monies due and/or to become due hereunder and/or for the possession of the Vehicle, Lessee shall pay a reasonable sum as attorney's fees and collection agency fees, court costs and repossession expenses. The exercise, or the beginning of exercise by the Lessor of any one or more of such remedies described above shall not constitute the exclusive election of such remedies and shall not preclude the simultaneous or later exercise by Lessor of any or all of such other remedies.

21. LESSEE'S AND LESSOR'S WARRANTIES: (a) Lessee hereby warrants and represents to Lessor, its successors and assigns that: (i) Lessee's execution and performance of this Lease has been duly authorized by all necessary corporate action and is not now and will not be in conflict with Lessee's charter or by-laws, or with any indenture, contract or agreement by which it is bound, or with any statute, judgment, decree, rule or regulation binding upon it; (ii) no consent or approval of any trustee or holder of any indebtedness or obligation of Lessee, and no consent or approval of any governmental authority, is necessary for Lessee's execution or performance of this Lease; (iii) there is no litigation or other proceeding pending, or to the best of the Lessee's knowledge, threatened against or affecting Lessee which, if decided adversely to Lessee would adversely affect or impair the title of Lessor to the Vehicle or which, if decided adversely to Lessee would materially adversely affect the business operations or financial condition of Lessee; (v) all balance sheets, statements of profit and loss and other financial data that have been delivered to Lessor with respect to Lessee are complete and correct in all material respects, accurately present the financial condition of the Lessee on the dates for which, and the results of its operations for the periods for which, the same have been furnished and have been prepared in accordance with generally accepted accounting principles consistently applied; (vi) there has been no material adverse change in the condition of Lessee, financial or otherwise, since the date of the most recent financial statements delivered to Lessor; (vii) this Lease is valid and binding and enforceable against Lessee in accordance with its terms, subject to enforcement limitations imposed by rules of equity or by bankruptcy or similar laws. Upon Lessor's request, Lessee shall submit to Lessor an opinion of Lessee's counsel that the above warranties and representations are true. (b) Lessor hereby warrants and represents to Lessee, its successors and assigns that: (i) Lessor's execution and performance of this Lease has been duly authorized by all necessary corporate action and is not now and will not be in conflict with Lessor's charter and by-laws, or with any indenture, contract or agreement by which it is bound, or with any statute, judgment, decree, rule or regulation binding upon it; (ii) no consent or approval of any trustee or holder of any indebtedness or obligation of Lessor, and no consent or approval of any governmental authority, is necessary for Lessor's execution or performance of this Lease; and (iii) this Lease is valid and binding and enforceable against Lessor in accordance with its terms, subject to enforcement limitations imposed by rules of equity or by bankruptcy or similar laws.

22. JOINT AND SEVERAL LIABILITY; AUTHORITY TO SIGN; SUBSIDIARIES; PURCHASE OF VEHICLES: If more than one party executes this Lease as Lessee, each such party shall be jointly and severally bound by the terms and provisions of this Lease. Any person who signs as an officer or agent for a corporation, partnership or other entity warrants that he has authority from such corporation, partnership or other entity to enter into this Lease on its behalf. Each Vehicle delivered pursuant to this Lease by Lessor to a subsidiary of Lessee or to any entity or person designated by Lessee, whether at the request of Lessee or such subsidiary, entity or person shall be a Vehicle for all purposes of this Lease, and Lessee shall be and remain primarily liable for its obligations under this Lease with respect to such Vehicle. Lessor shall not be obligated to purchase and deliver any Vehicle unless Lessor has executed an Equipment Schedule covering the Vehicle.

23. MODIFICATION: No change, modification, or alteration of, and no additions to, the terms of this Lease shall be effective or binding on Lessor unless the same is in writing and signed by Lessor (except if the Lease term is automatically extended per section 19 hereof). In the event of conflict between the terms of this Lease and the Equipment Schedule, the Equipment Schedule shall govern.

24. NOTICES: (a) Lessee will immediately notify Lessor in writing with full details if (i) any event occurs or any condition exists which constitutes, or which but for a requirement of lapse of time or notice or both would constitute, an Event of Default under section 20, or which might materially and adversely affect the financial condition or operations of Lessee or of any Subsidiary or
     (ii) any representation or warranty made in the Master Lease Agreement or in any writing related to it may for any reason cease in any material respect to be true and complete. (b) All notices relating to this Lease, shall be in writing and shall be deemed given when delivered or when deposited in the U.S. mail, certified, postage prepaid and addressed with the full name and address of the appropriate party set forth above, or to such other address as may have been furnished by written notice from the party to whom notice is sent.

25.  TIME OF ESSENCE; ENTIRE AGREEMENT; WAIVER; SURVIVAL OF
     TERMS: Time is of the essence of this Lease. This Lease constitutes the entire agreement between the parties and shall be binding upon the parties and their respective successors or assigns, and shall only be amended by a written instrument signed by Lessor and Lessee. Any waiver of the performance of any of the terms, conditions or covenants hereof by either party shall not be construed as thereafter waiving any such terms, conditions or covenants, but the same shall remain in full force and effect, as if no such waiver has occurred. Lessee's obligations and liabilities under this Lease shall not be affected by the expiration or earlier termination of this Lease.

26. APPLICABLE LAW: This Lease shall be governed by and in accordance with the laws of the State of New York. At
     Lessor's option, any action or proceeding relating directly or indirectly to this Lease shall be tried in a court of competent jurisdiction located in the State of New York.
     Lessee hereby consents to jurisdiction of any court of competent jurisdiction chosen by Lessor. This Lease shall be deemed to have been made in the State of New York, regardless of the order in which it was executed.
								      Page 23
27. HEADINGS: The headings of each numbered paragraph are for reference only and constitute no part of this Lease.

28. ACKNOWLEDGEMENTS AND WARRANTIES: Lessee acknowledges that it has selected both (a) the Vehicle(s) and (b) the manufacturer and/or dealer from whom Lessor is to purchase it. LESSOR MAKES NO WARRANTY, EXPRESS OR IMPLIED, AS TO ANY MATTER WHATSOEVER, INCLUDING THE CONDITION OF THE VEHICLE(S), ITS MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE, AND, AS TO LESSEE, LESSOR LEASES THE VEHICLE(S) AS IS. NO DEFECT OR UNFITNESS OF THE VEHICLE(S) SHALL RELIEVE LESSEE OF THE OBLIGATION TO PAY RENT OR OF ANY OTHER OBLIGATION UNDER THIS LEASE. LESSOR WARRANTS TO LESSEE THAT, SO LONG AS NO EVENT OF DEFAULT HAS OCCURRED AND IS CONTINUING, LESSOR WILL NOT INTERFERE WITH THE LESSEE'S USE AND POSSESSION OF THE VEHICLE(S).

   If a Vehicle is unsatisfactory for any reason, Lessee shall make any claim on account thereof solely against the manufacturer or dealer. Lessor hereby agrees to assign to Lessee, solely for the purpose of making and prosecuting any such claim, all of the rights which Lessor has against such manufacturer or dealer for breach of warranty or other representation respecting the Vehicle to the extent the same are assignable.

29. LESSOR'S RIGHT TO CURE: Upon Lessee's failure to perform any of its duties under a Lease, Lessor may, but shall not be obligated to, perform any or all such duties, and Lessee shall pay an amount equal to the expenses thereof to Lessor forthwith upon demand by Lessor. No such performance of any or all such duties by Lessor shall be deemed to cure any Event of Default of Lessee.

30. ADDITIONAL ASSURANCES: If Lessor shall request, Lessee shall execute and deliver to Lessor such documents as Lessor shall reasonably deem necessary or desirable.

31. MODIFICATIONS/ADDITIONAL PROVISIONS: See attached Addendum, if there are any modifications or additions hereto.

   Covenants, representations and warranties made by The Strober Organization, Inc. and Subsidiaries under Credit Agreement dated as of December 9, 1994 between said party and The Chase Manhattan Bank, N.A. are hereby made a part of this Master Lease as if written herein and shall survive the cancellation or termination (due to maturity or otherwise) of the Credit Agreement as long as this Master Lease Agreement remains in effect.











IN WITNESS WHEREOF, THE PARTIES HAVE CAUSED THIS AGREEMENT TO BE
DULY EXECUTED AS OF THE DATE FIRST ABOVE WRITTEN.

CHASE EQUIPMENT LEASING, INC.  LESSEE:  THE STROBER ORGANIZATION, INC.

By:                            By:
   ------------------------       -------------------------------------

Title:                         Title:
      ---------------------          ----------------------------------