Form 10-Q/A
period 1995-03-31
STROBER ORGANIZATION INC
filed 1995-05-18
CIK 803515

Page 1
                   Securities and Exchange Commission
                         Washington, D.C.  20549

                   Form 10-Q/A (Amendment No. 1)

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



                                                           Page 5
         The Strober Organization, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1995 and 1994
                         (In thousands)

                                                  1995       1994
                                                 -----      -----
Cash flows from operating activities:
  Net income (loss)                               $239      ($631)
  Adjustments to reconcile net
   income (loss) to net cash provided by
   (used by) operating activities:
     Depreciation and amortization                 346        370
     Provision for estimated losses
      on accounts receivable                       239        204
     Changes in operating assets and
      liabilities:
          Accounts receivable                    1,187      4,161
          Inventory                             (2,192)    (2,992)
          Other assets                             (96)       191
          Accounts payable                       1,756       (232)
          Accrued expenses and taxes              (973)    (2,213)
                                               -------     ------
Net cash provided by (used by) operating
 activities                                        506     (1,142)
                                               -------     ------
Cash flows from investing activities:
  Additions to property and
     equipment, net                               (159)       (37)
                                               -------     ------
Cash flows from financing activities:
  Repayment of long-term debt                     (604)      (322)
  Net increase in revolving line of
   credit                                            -      1,056
  Proceeds from exercise of stock options            -         26
                                                -------    ------
Net cash (used by) provided by financing
  activities 				          (604)      760
                                                -------    ------
Net decrease in cash                              (257)     (419)

Cash at beginning of period                       3,890     3,082
                                                -------    ------
Cash at end of period                            $3,633    $2,663
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