Form 10-Q
period 1995-06-30
STROBER ORGANIZATION INC
filed 1995-08-11
CIK 803515

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE
                           901(D) OF REGULATION S-T


                      Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT  OF 1934

For Quarter Ended June 30, 1995

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

           (State of Organization            (IRS Employer Identification Number
           or other Jurisdiction
           of Incorporation)

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

                            Yes   X        No _____

   COMMON STOCK $.01 PAR - SHARES ISSUED AND OUTSTANDING AT JUNE 30, 1995 -
                                   5,060,922
 (Number of shares outstanding of each class of the Registrant's Common Stock)
                   This report contains a total of 37 pages.

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                                     INDEX



                                                                   PAGE

Face Sheet............................................................1

Index.................................................................2

Part I         Financial Information

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of
               June 30, 1995 and December 31, 1994....................3

               Consolidated Statements of Operations for the
               Three Months Ended June 30, 1995 and 1994..............4

               Consolidated Statements of Operations for
               the Six Months Ended June 30, 1995
               and 1994...............................................5

               Consolidated Statements of Cash Flows
               for the Six Months Ended June 30,
               1995 and 1994..........................................6

               Notes to Consolidated
               Financial Statements...................................7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..........................................8-10

Part II        Other Information..................................11-12

Part III       Exhibits..............................................13

Signature............................................................14

Part 1-Financial Statements

  The Strober Organization, Inc. and Subsidiaries Consolidated Balance Sheets

                                                      (In Thousands)
                                                    June 30,   DEC. 31,
     ASSETS                                           1995       1994

Current assets:
  Cash                                                $3,876     $3,890
  Accounts receivable, net of allowance for
   doubtful accounts of $2,832 and $2,320
   in 1995 and 1994, respectively                     17,689     16,651
  Inventory                                           11,838     10,741
  Deferred income taxes                                  926        926
  Other current assets                                   311        350

Total current assets                                  34,640     32,558

Property and equipment, net                            3,210      2,518
Goodwill, net of accumulated amortization
 of $1,555 and $1,450 in 1995 and 1994,
 respectively                                          6,831      6,936
Other assets                                             628        637

Total assets                                         $45,309    $42,649

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt              $1,081     $1,233
  Revolving line of credit                               -            -
  Accounts payable                                     6,755      5,056
  Accrued expenses and taxes                           4,202      4,425

Total current liabilities                             12,038     10,714

Long-term debt, less current installments              1,271      1,171
Deferred income taxes                                     77         77

Total liabilities                                     13,386     11,962

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000
   shares authorized and unissued                          -          -
  Common stock, $.01 par value, 20,000
   shares authorized; issued: 5,173 and outstanding
   5,061 shares in 1995 and issued 5,167
   and outstanding 5,055 in 1994                          52         52
  Additional paid-in capital                           7,022      7,013
  Retained earnings                                   25,334     24,107
  Less:  Treasury stock at cost, 112 shares
   in 1995 and 1994                                     (485)      (485)

Total stockholders' equity                            31,923     30,687

Total liabilities and stockholders' equity           $45,309    $42,649

              See notes to the accompanying financial statements

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   Three Months Ended June 30, 1995 and 1994





(In thousands, except per share data)                 1995       1994


Net sales                                            $34,035    $34,709
Cost of goods sold                                    25,225     26,003

Gross profit                                           8,810      8,706

Selling, general and administrative expenses           7,161      7,126

Income from operations                                 1,649      1,580

Interest expense                                         (58)      (196)
Interest income                                           84         90

Net income before income taxes                         1,675      1,474
Provision for income taxes                               687        516

Net income                                              $988       $958

Net income per share                                   $0.19      $0.19
Weighted average number of shares
 outstanding                                           5,227      5,167



      The computation of fully diluted earnings per share does not materially differ from that presented above.

         See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                    Six Months Ended June 30, 1995 and 1994





(In thousands, except per share data)           1995      1994


Net sales                                      $62,202   $55,165
Cost of goods sold                              46,002    40,780

Gross profit                                    16,200    14,385

Selling, general and administrative expenses    14,198    13,681

Income from operations                           2,002       704

Interest expense                                  (112)     (373)
Interest income                                    189       172

Net income before income taxes                   2,079       503
Provision for income taxes                         852       176

Net income                                      $1,227      $327

Net income per share                             $0.24     $0.06
Weighted average number of shares
 outstanding                                     5,217     5,165



     The computation of fully diluted earnings per share does not materially differ from that presented above.

     See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1995 and 1994
                                (In thousands)

                                                 1995       1994
Cash flows from operating activities:
  Net income                                    $1,227      $327
  Adjustments to reconcile net
   income to net cash provided by
   (used by) operating activities:
     Depreciation and amortization                 695       743
     Provision for estimated losses
      on accounts receivable                       384       552
     Changes in operating assets and
      liabilities:
          Accounts receivable                   (1,422)   (1,934)
          Inventory                             (1,097)   (2,652)
          Other assets                              38       407
          Accounts payable                       1,699     2,509
          Accrued expenses and taxes              (224)   (1,214)

Net cash provided by (used by) operating
 activities                                      1,300    (1,262)

Cash flows from investing activities:
  Additions to property and
     equipment, net                               (392)     (135)

Cash flows from financing activities:
  Repayment of long-term debt                     (931)     (646)
  Net increase in revolving line of
   credit                                         ---      1,746
  Proceeds from exercise of stock options            9        26

Net cash (used by) provided by financing
  activities                                      (922)    1,126

Net decrease in cash                               (14)     (271)

Cash at beginning of period                      3,890     3,082

Cash at end of period                           $3,876    $2,811

      See accompanying notes to consolidated financial statements

                THE STROBER ORGANIZATION, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) UNAUDITED STATEMENTS

     The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are in the opinion of management, necessary to a fair presentation of the financial position as of June 30, 1995 and the results of operations and cash flows for the six months ended June 30, 1995 and 1994.

(2) PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

(3) STATEMENTS OF CASH FLOWS-SUPPLEMENTAL DISCLOSURES

   Schedule of amounts paid for interest and income taxes:

                                 1995      1994
                                  (In thousands)

     Interest paid               $  95    $   235
     Income taxes paid           $ 733    $ 1,050
     Capital lease obligations
       incurred for purchase of
       equipment                 $ 880    $  -0-


(4) CONDENSED FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 financial statements. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

Item 2.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain statement amounts expressed as a percentage of sales:

                      	   Three Months	    Three Months     Six Months	     Six Months
                              Ended     	   Ended      	Ended           Ended
                   	   JUNE 30, 1995    JUNE 30, 1994    JUNE 30, 1995   JUNE 30, 1994
Net sales 	      	        100.0% 	        100.0%		 100.0%		 100.0%
Cost of goods sold     	         74.1% 	         74.9%		  74.0%		  73.9%
Gross profit 		         25.9%	         25.1% 	          26.0%		  26.1%
SG&A expenses    	         21.0%           20.5%      	  22.8% 	  24.8%
Income from operations	          4.9% 	          4.6%             3.2% 	   1.3%
Net interest income (expense)      .1%	          -.3%              .1%  	   -.4%
Net income before income taxes	  5.0%	          4.3%             3.3% 	    .9%
Provision for income taxes	  2.0%            1.5%             1.3%   	    .3%
Net income  	                  3.0%            2.8%             2.0%   	    .6%


RESULT OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1995 COMPARED TO SECOND QUARTER ENDED JUNE 30,
1994.

Net sales for the quarter ended June 30, 1995 decreased by $674,000 (2%) compared to the same period in 1994 due to a leveling of sales activity in the Company's marketing regions.

Gross profit increased by $104,000 (1%) in the second quarter of 1995 as compared to the same period in 1994 due to higher profit margins. Gross profit as a percentage of sales increased from 25.1% to 25.9% in the second quarter of 1995 compared to the same period in 1994.

Selling, general and administrative expenses increased by $35,000 (1/2%) in the second quarter of 1995 compared to the same period in 1994.

The following table shows the components of the SG&A expenses:

                                    THREE MONTHS ENDED

     IN THOUSANDS                    6/30/95   6/30/94

     Delivery                        $ 2,763   $ 2,797
     Selling                           1,037     1,033
     Administrative                    3,361     3,296
                                      $7,161    $7,126



Interest expense decreased by $138,000 in the second quarter of 1995 compared to the same period in 1994. This decrease results from lower outstanding loan balances on financing debt.

Income from operations increased $69,000 in the second quarter of 1995 to $1,649,000 compared to $1,580,000 in the same period in 1994. This increase resulted from higher gross margin dollars reduced by higher operating expenses. Net income before taxes increased $201,000 in the 1995 second quarter to $1,675,000 compared to $1,474,000 in the same period in 1994 due to increased operating income and lower interest costs.

The net income for the second quarter of 1995 reflects an income tax provision of $687,000 compared to a provision of $516,000 for same period in 1994. Certain federal income tax benefit carryovers have been exhausted as of December 31, 1994, resulting in an increase in the effective income tax rate from 35% in 1994 to 41% in 1995. Net income for the second quarter ended June 30, 1995 increased $30,000 to $988,000 compared to $958,000 in the same period in 1994.

SIX MONTH PERIOD ENDED JUNE 30, 1995 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1994.

Net sales for the six month period ended June 30, 1995 increased by $7 million (13%) compared to the same period in 1994. The increase in sales is primarily due to better weather conditions experienced in the Northeast this winter as compared to the extremely severe winter weather conditions endured during the first quarter of 1994.

Gross profit increased by $1.8 million (13%) in the first six months of 1995 as compared to the same period in 1994 due to the higher sales volume. Gross profit as a percentage of sales was 26.0% during the 1995 first six month period compared to 26.1% in the same period in 1994.

Selling, general and administrative expenses increased by $517,000 (4%). This increase is primarily attributable to increased variable expenses associated with higher sales volume achieved in the 1995 six month period compared to 1994 and increased insurance and employee benefit costs. Bad debt expenses included in SG&A expenses decreased by $168,000 during the 1995 first six month period compared to 1994.

The following table shows the components of the SG&A expenses.

                 	     SIX MONTHS ENDED
IN THOUSANDS
          		     6/30/95	6/30/94

Delivery        	    $  5,452	$  5,223
Selling        		       2,039       2,011
Administrative                 6,707       6,447
                	    $ 14,198	$ 13,681

Interest expense decreased by $261,000 in the six month period ended June 30, 1995 compared to the same period in 1994. This decrease results from lower outstanding loan balances on financing debt, as the Company did not incur any borrowings on its working capital facility during the first six months of 1995 and continued to reduce its outstanding subordinated debt obligation.

Income from operations increased $1.3 million in the six month period ended June 30, 1995 to $2,002,000 compared to $704,000 in the same period in 1994. This increase is attributable to higher gross margin dollars resulting from the increased sales activity, reduced by increases in operating expenses. Net income before taxes increased $1.6 million in the six month period ended June 30, 1995 to $2.1 million compared to $503,000 in the same period in 1994 due to increased operating income and lower interest costs.

The net income for the six month period ended June 30, 1995 reflects an income tax provision of $852,000 compared to $176,000 in the same period of 1994. Net income for the six month period ended June 30, 1995 increased $900,000 to $1,227,000 compared to $327,000 in the same period in 1994.


LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations in the first six month period of 1995 with cash generated from operations. The Company also maintains a revolving working capital line of credit in the amount of $10,000,000 with the Chase Manhattan Bank, N.A. Borrowings under the credit facility are made as needed, up to a maximum of 75% of eligible accounts receivable and bear interest at the prime rate plus 1/2 a percentage point or at the option of the Company at various fixed LIBOR interest rates.

The Company pledged as collateral for the credit facility its accounts receivable and is required to maintain certain financial covenants. At June 30, 1995 and December 31, 1994, there were no balances owed under this credit line.

Capital expenditures, net of dispositions and including capital leases, amounted to $1.3 million in the six month period ended June 30, 1995, compared to $135,000 in the same period in 1994. The 1995 acquisitions were for replacement of delivery equipment and facility improvements. The Company is utilizing capital lease arrangements to finance the acquisition of new delivery equipment.

In June 1995, the Company relocated its Farmingdale, New York facility to a larger Farmingdale location. Facility improvements and fixtures associated with the relocation was approximately $350,000.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The Annual Meeting of Stockholders of the Company was held on May 25, 1995.

     (b) The Classified Board Amendments were approved, receiving the required favorable majority vote necessary for approval as follows:

           FOR             AGAINST              ABSTAIN

           2,660,294       1,210,071            4,850

     (c) The following nominees were elected by the following vote as directors of the Company to serve until the Annual Meeting of Stockholders applicable to their class or until their respective successors shall be elected and shall qualify:

                                                  		FOR    WITHHELD
           Class I (Term to Expire at 1996 Stockholder Meeting)

                Emil W. Solimine             		   4,006,188   587,355
                Eliott Zieky                 	           4,428,837   164,706

           Class II (Term to Expire at 1997 Stockholder Meeting)

                Robert J. Gaites                           4,428,837   164,706
                Joseph Mangino, Sr.          		   4,428,837   164,706

           Class III (Term to Expire at 1998 Stockholder Meeting)

                David W. Bernstein           		   4,428,837   164,706
                Alvin Murstein               		   4,428,837   164,706
                John Yanuklis                		   4,428,837   164,706

     (d) The proposal to ratify the appointment of KPMG Peat Marwick LLP as independent public accountants for the Company for the fiscal year ending December 31, 1995 received the required favorable majority vote necessary for approval as follows:

           FOR          AGAINST                ABSTAIN

           4,561,602     19,062                  150

     (e) The proposal to approve the Company's 1995 Outside Director Stock Option Plan received the required favorable majority vote necessary for approval as follows:

           FOR            AGAINST              ABSTAIN

           3,775,612      760,547              3,380

                              PART III - EXHIBITS




Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits:

           3 (i)Restated and Amended Certificate of Incorporation.

           3 (ii)Restated and Amended Bylaws.

           27   Financial Data Schedule

     (b)   Reports on Form 8-K:

           There were two Reports on Form 8-K filed during the quarter. The first reported for an event dated May 10, 1995 filed a press release announcing the Company's results of operations for the three months ended March 31, 1995. The second reported an event dated May 22, 1995 filing a press release announcing the Company's plan to buy back up to 250,000 of its shares of Common Stock so as to enhance stockholder value.

                               SIGNATURE



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE STROBER ORGANIZATION, INC.



                                 By:  /S/ DAVID J. POLISHOOK
				    ----------------------------
                                      David J. Polishook
                                      Chief Financial Officer
                                      and Treasurer

                             EXHIBIT INDEX

EXHIBIT                                                     SEQUENTIALLY
NUMBER                     DESCRIPTION                      NUMBERED PAGE


3(i)            Amended and Restated Certificate of Incorporation of Company.

3(ii)           Amended and Restated By-Laws of Company.

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

10(p) Agreements between The General Building Supply Company and Grocery, Bakery, Construction Drivers and Helpers, Teamsters Local Union 559 for the years 1995 through 1998.

10(q) Form of Senior Subordinated Note due September 1, 1996 and form of Employment Agreement incorporated by reference to Exhibit 10(q) to Annual Report on Form 10-K for the year ended December 31, 1993.

10(r) Credit Agreement dated as of December 9, 1994 between and among the Company, certain of its subsidiaries and The Chase Manhattan Bank (National Association).

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

10(y) Lease effective as of May 1, 1995 by and among Carman Road Realty Inc., Broad Properties, Inc. and Strober Long Island Building Material Centers, Inc. incorporated by reference to
                Exhibit 10(y) to Annual Report on Form 10-K for the year ended December 31, 1994.

10(z) Form of Master Lease Agreement dated as of March 24, 1995 between the Company and Chase Equipment Leasing, Inc. incorporated by reference to Exhibit 10(z) to Quarterly Report of Form 10-Q/A for the quarter ended March 31, 1995.

22(a)           List of Subsidiaries of the Company.

24(a)           Consent of Independent Auditors.

27              Financial Data Schedule for the three months ended June 30,
                1995.

                                Exhibit 3(i)

                   RESTATED CERTIFICATE OF INCORPORATION

                                     OF

                       THE STROBER ORGANIZATION, INC.


     It is hereby certified that:

     1. (a) The present name of the corporation (hereinafter called the "Corporation") is THE STROBER ORGANIZATION, INC.

           (b) The name under which the Corporation was originally incorporated was THE STROBER ORGANIZATION, INC. and the date of filing the original Certificate of Incorporation of the Corporation with the Secretary of State of the State of Delaware was October 1, 1986.

     2. The Certificate of Incorporation of the Corporation is hereby amended by superseding and restating Article SEVENTH and by adding a new Article TWELFTH which are set forth in the Restated Certificate of Incorporation hereinafter provided for.

     3. The provisions of the Certificate of Incorporation of the Corporation, as herein amended, are hereby restated and integrated into the single instrument which is hereinafter set forth, and which is entitled "Restated Certificate of Incorporation of THE STROBER ORGANIZATION, INC.".

     4. The amendments and the restatement of the Certificate of Incorporation herein certified have been duly adopted by the stockholders in accordance with the provisions of Sections 228, 242, and 245 of the General Corporation Law of the State of Delaware.

     5. The Certificate of Incorporation of the Corporation as amended and restated herein, shall read as follows:

                    RESTATED CERTIFICATE OF INCORPORATION

                                     OF

                       THE STROBER ORGANIZATION, INC.


     FIRST: The name of the corporation is THE STROBER ORGANIZATION, INC. (the "Corporation").

     SECOND: The registered office of the Corporation in the State of Delaware is to be located at 32 Loockerman Square, Suite L-100, in the City of Dover, County of Kent, State of Delaware 19901. The name of its registered agent at that address is United States Corporation Company.

     THIRD: The nature of the business or purposes to be conducted or promoted by the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

     FOURTH: The aggregate number of shares of stock which the Corporation shall have authority to issue is Twenty-One Million (21,000,000) shares, of which Twenty Million (20,000,000) shall be Common Stock, par value one cent ($0.01) per share and One Million (1,000,000) shall be Preferred Stock, par value one cent ($0.01) per share. The Preferred Stock shall have such voting powers, full or limited, or no voting powers, and shall be issued in such series and with such designations, powers, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issuance of such stock adopted by the Board of Directors, which shall have full authority to authorize the issuance of such Preferred Stock from time to time.

     FIFTH:  The name and the mailing address of the sole incorporator is Peter
G. Samuels, Esq., Proskauer Rose Goetz & Mendelsohn, 300 Park Avenue, New York, New York 10022.

     SIXTH: The number of directors of the Corporation shall be the number from time to time fixed by or in the manner provided in the By-Laws. Elections of directors need not be by ballot unless the By-Laws of the 'Corporation shall so provide.

     SEVENTH: The entire Board of Directors shall consist of not less than three (3) nor more than twenty (20) directors. Within these limits and subject to the rights of the holders of any series of Preferred Stock to elect additional directors under specified circumstances, the number of directors of the Corporation shall be fixed from time to time exclusively by resolution of the Board of Directors. The directors in office, other than those who may be elected by the holders of any series of Preferred Stock under specified circumstances, shall be divided, with respect to the time for which they severally hold office, into three classes: Class I, Class II and Class III. The term of office of the Class I directors will expire at the 1996 annual meeting of stockholders, the term of office of the Class II directors will expire at the 1997 annual meeting of stockholders, and the term of office of the Class III directors will expire at the 1998 annual meeting of stockholders following their election, and shall hold office until their successors have been duly elected and qualified. At each annual meeting of stockholders, commencing with the 1996 annual meeting, directors elected to succeed the directors whose terms then expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders following their election, and shall hold office until their successors have been duly elected and qualified; provided however that a director may resign. If the number of directors is not evenly divisible into thirds, the Board shall determine which Class or Classes shall have one extra director. Any additional director of any Class elected to the Board of Directors to fill a vacancy from an increase in such Class shall hold office for the term that expires as to that Class. The tenure of a Director shall not be affected by any decrease in the number of directors so made by the Board. Subject to the rights of the holders of any series of Preferred Stock, any directors or the entire Board of Directors may be removed from office at any time but only for cause by the affirmative vote of the holders of not less than 75% of the outstanding stock of the Corporation entitled to vote in the election of directors. Any director may be removed with cause at any time by the affirmative vote of the majority of directors in office. The Board of Directors is expressly authorized to make, alter, amend and repeal the By-laws of the Corporation. By-laws of the Corporation may also be made, altered, amended or repealed by the stockholders, but only by the affirmative vote of the holders of at least 75% of the outstanding stock of the Corporation entitled to vote in the election of directors at a meeting of stockholders duly held subject to the right of the Board of Directors to amend or repeal any By-law adopted by the stockholders unless the By-law or any provision thereof specifically states that it shall not be amended or repealed by the Board of Directors in which case such By-law shall only be amended or repealed by the affirmative vote of the holders of at least 75% of the outstanding stock of the Corporation entitled to vote in the election of directors.

     EIGHTH: The Corporation shall, to the fullest extent permitted by law, as the same is now or may hereafter be in effect, indemnify each person (including the heirs, executors, administrators and other personal representatives of such person) against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred by such person in connection with any threatened, pending or completed suit, action or proceeding (whether civil, criminal, administrative or investigative in nature or otherwise) in which such person may be involved by reason of the fact that he or she is or was a director, officer, employee or agent of the Corporation or is or was serving any other incorporated or unincorporated enterprise in any of such capacities at the request of the Corporation. To the fullest extent permitted by law, as the same is now or may hereafter be in effect, any such expenses (including attorney's fees) may be paid by the Corporation in advance of the final disposition of such suit, action or proceeding.

     NINTH: To the fullest extent that elimination or limitation of the liability of directors is permitted by law, as the same is now or may hereafter be in effect, no director of the Corporation shall be liable to the Corporation or its stockholders for monetary damages for breach of his or her fiduciary duty as a director.

     TENTH: The Corporation reserves the right to amend or repeal any provisions contained in this Certificate of Incorporation in the manner now or hereafter prescribed by law, and all rights and powers conferred herein on stockholders, directors and officers are granted subject to this reservation.

     ELEVENTH: Whenever a compromise or arrangement is proposed between the Corporation and its creditors or any class of them and/or between the Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of the Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for the Corporation under the provisions of section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for the Corporation under the provisions of section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of the Corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of the Corporation, as the case may be, and also on the Corporation.

     TWELFTH: The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Amended Certificate of Incorporation in the manner now or hereafter prescribed by law, and all rights conferred on stockholders herein are granted subject to this reservation.

     In addition to any other requirements for amendments to the Certificate, no amendment to this Certificate shall amend, alter, change or repeal any of the provisions of Article SEVENTH or this Article TWELFTH unless the amendment effecting such amendment, alteration, change or repeal shall have received the affirmative approval of holders of shares of capital stock of the Corporation entitled to cast at least 75% of the outstanding stock of the Corporation entitled to vote in the election of directors; PROVIDED HOWEVER, that this Article TWELFTH shall not apply to, and such 75% vote shall not be required to amend, alter, change or repeal any provisions of this Article recommended by not less than the two-thirds (2/3) of the Board of Directors.



     IN WITNESS WHEREOF, the Corporation has caused this Certificate to be executed by its President and attested by its Secretary thereunto duly authorized, who acknowledged and affirm under the penalties of perjury that this Certificate is the act and deed of the Corporation and that the facts herein are true, as of ________________.


                                 THE STROBER ORGANIZATION, INC.



Attest:______________________    By:___________________________
       David J. Polishook             Robert J. Gaites
       Secretary                      President

                                Exhibit 3(ii)

                              RESTATED BY-LAWS

                                     OF

                       THE STROBER ORGANIZATION, INC.


                                   ARTICLE I

                           MEETINGS OF STOCKHOLDERS


     SECTION 1. ANNUAL MEETING. The annual meeting of the stockholders shall be held at the principal office of the Company in Brooklyn, New York, or at such other place as the Board of Directors shall determine, on a date and at a time to be fixed by the Board of Directors, for the purpose of electing directors and of transacting such other business as may properly be brought before the meeting. The meeting may be adjourned from time to time until its business is completed.


     SECTION 2. SPECIAL MEETINGS. Special meetings of the stockholders may be held at the principal office of the Company in Brooklyn, New York or at such other place as the Board of Directors shall determine, upon the call of the Board of Directors or the Chairman of the Board, at such time as may be fixed by the Board of Directors or the Chairman of the Board, as the case may be, and as may be stated in the call and notice. Any such notice shall be sent by the Secretary of the Company or such other person as may be designated by the person or persons calling such meeting. The meeting may be adjourned from time to time until its business is completed.


     SECTION 3. NOTICE OF MEETINGS. Written notice of the time, place and purpose or purposes of every meeting of stockholders, signed by the Chairman of the Board, the President, a Vice President, or the Secretary or an Assistant Secretary, shall be served either personally or by mail, not less than ten nor more than sixty days before the date of the meeting, upon each stockholder of record entitled to vote at such meeting and upon each other stockholder of record who, by reason of any action proposed at such meeting, would be entitled to have his stock appraised if such action were taken. If mailed, such notice shall be directed to each such stockholder at his address as it appears on the stock book unless he shall have filed with the Secretary of the Company a written request that notices intended for him be mailed to some other address, in which case it shall be mailed to the address designated in such request. Such further notice as may be required by the Certificate of Incorporation of the Company or by law shall be given by mail, publication or otherwise, as required.


     SECTION 4. QUORUM. Except where otherwise provided by statute, at every meeting of the stockholders the holders of record of shares entitled in the aggregate to a majority of the number of votes which could at the time be cast by the holders of all shares of the capital stock of the Company then outstanding and entitled to vote if all such holders were present or represented at the meeting, shall constitute a quorum. If at any meeting there shall be no quorum, the holders of a majority of the shares of stock entitled to vote so present or represented may adjourn the meeting to another time, or place, or both, until such quorum shall have been obtained. No notice of the adjourned meeting need be given if the time and place of the adjourned meeting are announced at the meeting at which the adjournment is taken unless the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting. At an adjourned meeting the Company may transact any business which might have been transacted at the original meeting.


     SECTION 5. ORGANIZATION. Except where otherwise provided by statute, the Chairman of the Board, and in his absence the President, shall act as chairman of such meeting. In the absence of the Chairman of the Board and the President, a chairman shall be chosen by the stockholders present. The Secretary of the Company shall act as Secretary at all meetings of the stockholders but, in the absence of the Secretary, the presiding officer may appoint any person to act as Secretary of the meeting.


     SECTION 6. VOTING. At all meetings of the stockholders, each holder of record of outstanding shares of stock of the Company, entitled to vote thereat, may so vote either in person or by proxy appointed by instrument in writing executed by such holder or by his duly authorized attorney. Except where otherwise provided by statute, the Certificate of Incorporation or these By-Laws, at any meeting of the stockholders at which a quorum is present in person or by proxy, the vote of the holders of record of a majority of the shares of stock of the Company present in person or by proxy, at the meeting and entitled to vote shall be necessary and sufficient to constitute the act of the stockholders of the Company.


     SECTION 7. RECORD DATE. In order that the Company may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     SECTION 8. INSPECTORS OF ELECTION. At all elections of directors by the stockholders the chairman of the meeting may, but need not, appoint two inspectors of election. Before entering upon the discharge of his duties, each such inspector shall take and subscribe an oath or affirmation faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability and thereupon the inspectors shall take charge of the polls and after the balloting shall make a certificate of the result of the vote taken. No director or candidate for the office of director shall be appointed such inspector.

     SECTION 9. ADVANCE NOTICE OF STOCKHOLDER-PROPOSED BUSINESS AT ANNUAL MEETINGS. At any annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, otherwise properly brought before the meeting by or at the direction of the Board of Directors, or otherwise properly brought before the meeting by a stockholder. In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Company not less than ninety (90) days nor more than one hundred twenty (120) days in advance of the date in the then current year corresponding to the date the Company's proxy statement was released to stockholders in connection with the previous year's annual meeting of stockholders, except that if no annual meeting was held in the previous year of if the date of the annual meeting has been changed by more than thirty (30) calendar days from any date contemplated at the time of the previous year's proxy statement, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or prior public disclosure of the date of the meeting is given or made to stockholders. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to being before the annual meeting (i) a full description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting; (ii) the name and record address of the stockholder of record proposing such business; (iii) the class and number of shares of the Company which are beneficially owned and represented by proxy held by the stockholder as of the record date of the meeting (if such date has been made publicly available) and as of the date of such notice; (iv) any material interest of the stockholder in such business; and (v) if so requested by the-Company, all other information that would be required to be filed with the Securities and Exchange Commission (the "SEC") if, with respect to the business proposed to be brought before the meeting, the person proposing such business was a participant in a solicitation subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or any successor thereto. Notwithstanding anything in the By-laws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this
Section 9, PROVIDED, HOWEVER, that nothing in this Section 9 shall be deemed to preclude discussion by any stockholder of any business properly brought before the annual meeting in accordance with said procedure. Notwithstanding the foregoing provisions, unless otherwise required by law, the Board of Directors shall not be obligated to include information as to any proposed business in any proxy statement or other communication sent to stockholders. The Chairman of an annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the foregoing provisions, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

     SECTION 10. STOCKHOLDER NOMINATIONS OF DIRECTORS. Only persons who are nominated in accordance with the following procedures shall be eligible for election as Directors. Nominations of persons for election to the Board of Directors may be made at a meeting of stockholders by or at the direction of the Board of Directors, by any nominating committee or person appointed by the Board of Directors or by any stockholder of the Company entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in this Section 10. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Company. To be timely, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the Company not less than ninety (90) days nor more than one hundred twenty (120) days in advance of the date in the then current year corresponding to the date the Company's proxy statement was released to stockholders in connection with the previous year's annual meeting of stockholders, except that if no annual meeting was held in the previous year or if the date of the annual meeting has been changed by more than thirty (30) calendar days from any date contemplated at the time of the previous year's proxy statement, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or prior public disclosure of the date of the meeting is given or made to stockholders. Such stockholder's notice to the Secretary of the Company shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a Director, (i) the name, age, business address and residence address of the person; (ii) the principal occupation or employment of the person; (iii) the class and number of shares of capital stock of the Company which are beneficially owned by the person; (iv) any other information relating to the person that is required to be disclosed in solicitations of proxies for election of Directors pursuant to Regulation 14A under the Exchange Act; and
(v) any other information relating to the person that is required pursuant to the rules of the national securities exchange or any other securities, commodities or other exchange or market of which the is a member or pursuant to any statute, or any rule or regulation of any governmental authority, applicable to any other licenses held by the or any subsidiary; and (b) as to the stockholder giving the notice (i) the name and record address of the stockholder and (ii) the class and number of shares of capital stock of the company which are beneficially owned and represented by proxy by the stockholder. The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a Director of the Company. No person shall be eligible for election as a Director of the Company unless nominated in accordance with the procedures set forth herein. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing provisions, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

     SECTION 11. WRITTEN CONSENT IN LIEU OF MEETINGS. Unless otherwise provided in the Certificate of Incorporation, any action required to be taken at any annual or special meeting of stockholders of the Company, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the Company by delivery to its registered office in Delaware. Delivery made to the Company's registered office shall be by hand or by certified or registered mail, return receipt requested. Consents to corporate action shall be valid for a maximum of sixty (60) days after the date of the earliest dated consent delivered to the Company. Consents may be revoked by written notice (i) to the Company; (ii) to the stockholders soliciting consents or soliciting revocations in opposition to action by consent proposed by the Company (the "Soliciting Stockholders"); or (iii) to a proxy solicitor or other agent designated by the Company or the Soliciting Stockholders. Within three
(3) business days after receipt of the earliest dated consent delivered to the Company or the determination by the Board of Directors that the Company should seek corporate action by written consent, as the case may be, the Secretary shall engage nationally recognized independent inspectors of elections or such other inspectors of election as designated by the Board of Directors for the purpose of performing a ministerial review of the validity of the consents and revocations. The cost of retaining inspectors of election shall be borne by the Company. Consents and revocations shall be delivered to the inspectors upon receipt by the Company, the soliciting Stockholders or their proxy solicitors or other designated agents. As soon as consents and revocations are received, the inspectors shall review the consents and revocations and shall maintain a count of the number of valid and unrevoked consents. As soon as practicable after the earlier of (i) sixty (60) days after the date of the earliest dated consent delivered to the Company or (ii) a written request therefor by the Company or the Soliciting Stockholders (whichever is soliciting consents), notice of which request shall be given to the party opposing the solicitation of consents, if any, which request shall state that the Company or Soliciting Stockholders, as the case may be, have a good faith belief that the requisite number of valid and unrevoked consents to authorize or take the action specified in the consents has been received in accordance with these By-Laws, the inspectors shall issue a preliminary report to the Company and the Soliciting Stockholders stating (i) the number of valid consents; (ii) the number of valid revocations; (iii) the number of valid and unrevoked consents;
(iv) the number of invalid consents; (v) the number of invalid revocations;
(vi) whether, based on their preliminary count, the requisite number of valid and unrevoked consents has been obtained to authorize or take the action specified in the consents. Unless the Company and the Soliciting Stockholders shall agree to a shorter or longer period, the company and the Soliciting Stockholders shall have forty-eight (48) hours to review the consents and revocations and to advise the inspectors and the opposing party in writing as to whether they intend to challenge the preliminary report of the inspectors. If no written notice of an intention to challenge the preliminary report is received within forty-eight (48) hours after the inspectors' issuance of the preliminary report, the inspectors shall issue to the Company and the Soliciting Stockholders their final report containing the information from the inspectors' determination with respect to whether the requisite number of valid and unrevoked consents was obtained to authorize and take the action specified in the consents. If the Company or the Soliciting Stockholders issue written notice of an intention to challenge the inspectors' preliminary report within forty-eight (48) hours after the issuance of that report, a challenge session shall be scheduled by the inspectors as promptly as practicable. A transcript of the challenge session shall be recorded by a certified court reporter. Following completion of the challenge session, the inspectors shall as promptly as practicable issue their final report to the Soliciting Stockholders and the Company, which report shall contain the information included in the preliminary report, plus all changes in the vote totals as a result of the challenge and a certification of whether the requisite number of valid and unrevoked consents was obtained to authorize or take the action specified in the consents. A Copy of the final report of the inspectors shall be included in the Company minute book. The Company shall give prompt notice to the stockholders of the results of any consent solicitation or the taking of the corporate action without a meeting and by less than unanimous written consent.


                                 ARTICLE II

                             BOARD OF DIRECTORS


     SECTION 1. NUMBER. The entire Board of Directors shall consist of not less than three (3) nor more than twenty (20) directors. Within these limits and subject to the rights of the holders of any series of Preferred Stock to elect additional directors under specified circumstances, the number of directors of the Corporation shall be fixed from time to time exclusively by resolution of the Board of Directors. The directors in office, other than those who may be elected by the holders of any series of Preferred Stock under specified circumstances, shall be divided, with respect to the time for which they severally hold office, into three classes: Class I, Class II and Class
III. The term of office of the Class I directors will expire at the 1996 annual meeting of stockholders, the term of office of the Class II directors will expire at the 1997 annual meeting of stockholders, and the term of office of the Class III directors will expire at the 1998 annual meeting of stockholders following their election, and shall hold office until their successors have been duly elected and qualified. At each annual meeting of stockholders, commencing with the 1996 annual meeting, directors elected to succeed the directors whose terms then expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders following their election, and shall hold office until their successors have been duly elected and qualified; provided however that a director may resign. If the number of directors is not evenly divisible into thirds, the Board shall determine which Class or Classes shall have one extra director. Any additional director of any Class elected to the Board of Directors to fill a vacancy from an increase in such Class shall hold office for the term that expires as to that Class. The tenure of a Director shall not be affected by any decrease in the number of directors so made by the Board.


     SECTION 2. MEETINGS OF THE BOARD. Meetings of the Board of Directors shall be held at such place within or without the State of Delaware as may from time to time be fixed by resolution of the Board, or as may be specified in the call of any meeting. Regular meetings of the Board of Directors shall be held at such times as may from time to time be fixed by resolution of the Board. Notice need not be given of the regular meetings of the Board held at times fixed by resolution of the Board. Special meetings of the Board may be held at any time upon the call of the Chairman of the Board or any four directors by telegraphic, cable or written notice, duly served on or sent or mailed to each director not less than two days before such meeting. Any such notice shall be sent by the Secretary of the Company or such other person as may be designated by the person or persons calling such meeting. Special meetings of the Board of Directors may be held without notice, if all of the directors are present or if those not present waive notice of the meeting in writing or by telegram or cable.


     SECTION 3. QUORUM. The attendance of a majority of the members of the whole Board of Directors shall be necessary to constitute a quorum for the transaction of business.


     SECTION 4. VACANCIES. Vacancies in the Board of Directors may be filled by a vote of a majority of the directors in office even though less than a quorum, or by a sole remaining director.


     SECTION 5. RESIGNATIONS. Any director of the Corporation may resign at any time by giving written notice to the Chairman of the Board, the President or to the Secretary of the Corporation. Such resignation shall take effect at the time specified therein, and unless otherwise specified therein the acceptance of such resignation shall not be necessary to make it effective.


     SECTION 6. ORGANIZATION. The Board of Directors shall have general power to direct the management of the business and affairs of the Corporation, and may adopt such rules and regulations as they shall deem proper, not inconsistent with law or with these By-laws, for the conduct of their meetings and for the management of the business and affairs of the Company.


     SECTION 7. REMOVAL. No director may be removed from office by the stockholders except for cause with the affirmative vote of the holders of not less than 75% of the total voting power of all outstanding securities of the Corporation then entitled to vote generally in the election of directors, voting together as a single class. Any director may be removed with cause at any time by the affirmative vote of the majority of the directors in office.


                                  ARTICLE III

                                  COMMITTEES


     SECTION 1. EXECUTIVE COMMITTEE. The Board of Directors may, by resolution passed by a majority of the whole Board, designate an Executive Committee to consist of two or more of the directors. The Executive Committee shall have and may exercise, so far as may be permitted by law, all of the powers of the Board in the direction of the management of the business and affairs of the Company during the intervals between meetings of the Board of Directors, and shall have power to authorize the seal of the Company to be affixed to all papers which may require it; but the Executive Committee shall not have power to fill vacancies in the Board, or to change the membership of, or to fill vacancies in, the Executive Committee or to make or amend By-Laws of the Company. The Board shall have the power any time to fill vacancies in, to change the membership of, or to dissolve, the Executive Committee. The Executive Committee may hold meetings and make rules for the conduct of its business and appoint such committees and assistants as it shall from time to time deem necessary. A majority of the members of the Executive Committee shall constitute a quorum. All action of the Executive Committee shall be reported to the Board at its meeting next succeeding such action.


     SECTION 2. OTHER COMMITTEES. The Board of Directors may, in its discretion, by resolution, appoint other committees, composed of two or more members, which shall have and may exercise such powers as shall be conferred or authorized by the resolution appointing them. A majority of any such committee may determine its action and fix the time and place of its meetings, unless the Board of Directors shall otherwise provide. The Board shall have power at any time to fill vacancies in, to change the membership of or to dissolve, any such committee.

                                  ARTICLE IV

                                   OFFICERS


     SECTION 1. OFFICERS. The Board of Directors, as soon as may be after the election of directors held in each year, shall elect a Chairman of the Board, a President, one or more Vice Presidents (including such number of Executive Vice Presidents and/or Senior Vice Presidents as the Board determines), a Secretary and a Treasurer, and from time to time may appoint such Assistant Secretaries, Assistant Treasurers and such other officers, agents and employees as it may deem proper. Any of such offices may be held by the same person. The Chairman of the Board shall be chosen from among the directors, but no other officer need be a director. The powers and functions of the Chief Executive Officer of the Company shall be performed and exercised by the Chairman of the Board.


     SECTION 2. TERM OF OFFICE. The term of office of all officers shall be until the first meeting of the Board of Directors held immediately following the next annual meeting of stockholders and until their respective successors are elected and qualified; but at any time the Board may suspend or remove any one or more of the officers, with or without cause, and the action thus taken shall be conclusive. In the event of the suspension of an officer, the Board shall fix the term of such suspension. Nothing herein shall be deemed to limit the power or authority of the Chief Executive Officer of the Company in respect of other officers of the Company.

     SECTION 3. POWERS AND DUTIES. The officers, agents and employees of the Company shall each have such powers and duties in the management of the property and affairs of the Company, subject to the control of the Board of Directors as generally pertain to their respective offices, as well as such powers and duties as from time to time may be prescribed by the Board of Directors. The Board of Directors may require any such officer, agent or employee to give security for the faithful performance of his duties.


     SECTION 4. RESIGNATIONS. Any officer of the Company may resign at any time by giving written notice to the Chairman of the Board, the President, or the Secretary of the Company. Such resignation shall take effect at the time specified therein and unless otherwise specified therein the acceptance of such resignation shall not be necessary to make it effective.


                                   ARTICLE V

                                 CAPITAL STOCK


     SECTION 1. STOCK CERTIFICATES. The interest of each stockholder shall be evidenced by a certificate or certificates for shares of stock of the Company in such form as the Board of Directors may from time to time prescribe. The certificates of stock shall be signed by the Chairman of the Board, the President or a Vice President and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary and sealed with the seal of the Company, and shall be countersigned and registered in such manner, if any, as the Board may by resolution prescribe; provided that, in case such certificates are required by such resolution to be signed by a Transfer Agent or Transfer Clerk and by a Registrar, any and all signatures as well as the seal of the Company upon such certificates, may be facsimiles, engraved or printed. In case any such officer or Transfer Agent or Transfer Clerk whose facsimile signature has been placed upon such certificate shall have ceased to be such before such certificate is issued, it may be issued with the same effect as if such officer, Transfer Agent or Transfer Clerk had not ceased to be such at the date of its issue.

     SECTION 2. TRANSFERS. Shares of capital stock of the Company shall be transferred only on the books of the Company, by the holder thereof in person or by his attorney, upon surrender for cancellation of certificates for the same number of shares, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed, with such proof of the authenticity of the signature as the Company or its agents may reasonably require. The Board of Directors may from time to time appoint such Transfer Agents or Registrars as it may deem advisable and may define their powers and duties.


     SECTION 3. LOST OR DESTROYED STOCK CERTIFICATES. No certificates for shares of stock of the Company shall be issued in place of any certificate alleged to have been lost, stolen or destroyed, except upon production of such evidence of the loss, theft or destruction and upon indemnification of the Company and its agents to such extent and in such manner as the Company may from time to time prescribe.


                                  ARTICLE VI

                                  FISCAL YEAR


     The fiscal year of the Company for financial accounting purposes shall commence on each January first and shall end on the next ensuing December thirty-first, except as may be otherwise determined from time to time by the Board.


                                  ARTICLE VII

                                CORPORATE SEAL


     The corporate seal shall have inscribed thereon the name of the Company and the word "Delaware" arranged in a circular form around the words and figures "Corporate Seal 1986". In lieu of the corporate seal, when so authorized by the Board of Directors or a duly empowered committee thereof, a facsimile thereof may be impressed or affixed or reproduced.


                                 ARTICLE VIII

                               OFFICES AND BOOKS


     SECTION 1. REGISTERED OFFICE. The registered office of the Company in the State of Delaware shall be at c/o United States Corporation Company, 32 Loockerman Square, Suite L-100, Dover, Delaware 19901, except as may be otherwise determined from time to time by the Board of Directors.


     SECTION 2. OTHER OFFICES. The Board of Directors from time to time, and at any time, may establish other offices and places of business of the Company at whatever place or places within or without the State of Delaware, as may seem to them expedient.

                                  ARTICLE IX

                                INDEMNIFICATION


     The Company may implement the provisions of the Certificate of Incorporation respecting indemnification of directors, officers, employees, and agents of the Company and advancement of expenses (including attorney's fees) actually and reasonably incurred by the directors and officers in connection with any threatened, pending or completed action, suit or proceeding by adopting such resolutions or by-laws, or causing the Company to enter into such agreements, as the Board of Directors shall, from time to time, deem necessary.


                                  ARTICLE X

                                  AMENDMENT

     The Board of Directors is expressly authorized to make, alter, amend and repeal the By-laws of the Corporation. By-laws of the Corporation may also be made, altered, amended or repealed by the stockholders, but only by the affirmative vote of the holders of at least 75% of the outstanding stock of the Corporation entitled to vote in the election of directors at a meeting of stockholders duly held subject to the right of the Board of Directors to amend or repeal any By-law adopted by the stockholders unless the By-law or any provision thereof specifically states that it shall not be amended or repealed by the Board of Directors in which case such By-law shall only be amended or repealed by the affirmative vote of the holders of at least 75% of the outstanding stock of the Corporation entitled to vote in the election of directors. The Board of Directors may from time to time, by vote of a majority of the Board, adopt, amend and repeal By-laws at any regular or special meeting, provided notice of the proposed change is given in the notice of the meeting, and subject to the power of the stockholders to amend and repeal any By-laws made by the Board of Directors as provided in this Article. No amendment or repeal of any By-law shall invalidate any prior act of the directors or officers of the Corporation which would have been valid if the By-law had not been so amended or repealed.

				Exhibit 27

				Financial Data Schedule