Form 10-Q
period 1995-09-30
STROBER ORGANIZATION INC
filed 1995-11-15
CIK 803515

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

For Quarter Ended September 30, 1995

                                      or

               [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from

____________ to ______________

Commission File Number 0-15339

                        THE STROBER ORGANIZATION, INC.
            (Exact name of Registrant as specified in its charter)

                 DELAWARE                                        11-2822910

           (State of Organization                (IRS Employer Identification
           or other Jurisdiction		   Number)
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

                            Yes   X        No _____

 COMMON STOCK $.01 PAR - SHARES ISSUED AND OUTSTANDING AT SEPTEMBER 30, 1995 -
                                   5,066,259
 (Number of shares outstanding of each class of the Registrant's Common Stock)
                   This report contains a total of 21 pages.

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                                     INDEX



                                                                   PAGE

Face Sheet............................................................1

Index.................................................................2

Part I         Financial Information

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of
               September 30, 1995 and December 31, 1994...............3

               Consolidated Statements of Operations for the
               Three Months Ended September 30, 1995 and 1994.........4

               Consolidated Statements of Operations for
               the Nine Months Ended September 30, 1995
               and 1994...............................................5

               Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30,
               1995 and 1994..........................................6

               Notes to Consolidated Financial Statements.............7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations............................................8-11

Part II        Other Information.....................................12

Part III       Exhibits..............................................13

Signature............................................................14

Part 1-Financial Statements

  The Strober Organization, Inc. and Subsidiaries Consolidated Balance Sheets

                                                   (In Thousands)
                                                    Sept 30,   Dec. 31,
     ASSETS                                           1995       1994

Current assets:
  Cash                                                $5,242     $3,890
  Accounts receivable, net of allowance for
   doubtful accounts of $3,131 and $2,320
   in 1995 and 1994, respectively                     17,902     16,651
  Inventory                                           11,693     10,741
  Deferred income taxes                                  926        926
  Other current assets                                   325        350

Total current assets                                  36,088     32,558

Property and equipment, net                            3,225      2,518
Goodwill, net of accumulated amortization
 of $1,607 and $1,450 in 1995 and 1994,
 respectively                                          6,778      6,936
Other assets                                             634        637

Total assets                                         $46,725    $42,649

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt              $1,111     $1,233
  Revolving line of credit                               -            -
  Accounts payable                                     6,258      5,056
  Accrued expenses and taxes                           5,126      4,425

Total current liabilities                             12,495     10,714

Long-term debt, less current installments              1,088      1,171
Deferred income taxes                                     77         77

Total liabilities                                     13,660     11,962

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000
   shares authorized and unissued                          -          -
  Common stock, $.01 par value, 20,000
   shares authorized; issued: 5,178 and outstanding
   5,066 shares in 1995 and issued 5,167
   and outstanding 5,055 in 1994                          52         52
  Additional paid-in capital                           7,030      7,013
  Retained earnings                                   26,468     24,107
  Less:  Treasury stock at cost, 112 shares
   in 1995 and 1994                                     (485)      (485)

Total stockholders' equity                            33,065     30,687

Total liabilities and stockholders' equity           $46,725    $42,649

              See notes to the accompanying financial statements

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                Three Months Ended September 30, 1995 and 1994





(In thousands, except per share data)                1995         1994


Net sales                                            $33,864    $36,368
Cost of goods sold                                    24,821     26,851

Gross profit                                           9,043      9,517

Selling, general and administrative expenses           7,199      7,315

Income from operations                                 1,844      2,202

Interest expense                                         (58)      (256)
Interest income                                          135         75

Net income before income taxes                         1,921      2,021
Provision for income taxes                               787        707

Net income                                            $1,134     $1,314

Net income per share                                   $0.21      $0.25

Weighted average number of shares outstanding          5,358      5,167



     The computation of fully diluted earnings per share does not materially differ from that presented above.

         See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                 Nine Months Ended September 30, 1995 and 1994





(In thousands, except per share data)          1995        1994


Net sales                                      $96,066   $91,533
Cost of goods sold                              70,824    67,630

Gross profit                                    25,242    23,903

Selling, general and administrative expenses    21,397    20,997

Income from operations                           3,845     2,906

Interest expense                                  (170)     (630)
Interest income                                    325       248

Net income before income taxes                   4,000     2,524
Provision for income taxes                       1,640       883

Net income                                      $2,360    $1,641

Net income per share                             $0.45     $0.32

Weighted average number of shares outstanding    5,264     5,165



                      The computation of fully diluted earnings per share does not materially differ from that presented above.

     See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1995 and 1994
                                (In thousands)

                                                1995       1994
Cash flows from operating activities:
  Net income                                    $2,360    $1,641
  Adjustments to reconcile net
   income to net cash provided by
   (used by) operating activities:
     Depreciation and amortization               1,004     1,081
     Provision for estimated losses
      on accounts receivable                       651       740
     Changes in operating assets and
      liabilities:
          Accounts receivable                   (1,903)   (3,165)
          Inventory                               (952)   (2,549)
          Other assets                              14       456
          Accounts payable                       1,202     1,732
          Accrued expenses and taxes               702      (245)

Net cash provided by (used by) operating
 activities                                      3,078      (309)

Cash flows from investing activities:
  Additions to property and
     equipment, net                               (465)     (223)

Cash flows from financing activities:
  Repayment of long-term debt                   (1,278)     (970)
  Net increase in revolving line of
   credit                                         ---      1,451
  Proceeds from exercise of stock options           17        26

Net cash (used by) provided by financing
  activities                                    (1,261)      507

Net increase (decrease) in cash                  1,352       (25)

Cash at beginning of period                      3,890     3,082

Cash at end of period                           $5,242    $3,057

      See accompanying notes to consolidated financial statements

                THE STROBER ORGANIZATION, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) UNAUDITED STATEMENTS

     The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are in the opinion of management, necessary to a fair presentation of the financial position as of September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994.

(2) PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

(3) STATEMENTS OF CASH FLOWS-SUPPLEMENTAL DISCLOSURES

   Schedule of amounts paid for interest, income taxes and capital leases:

                                  1995       1994
                               (In thousands)

     Interest paid               $  137    $   362
     Income taxes paid           $  500    $ 1,422
     Capital lease obligations
       incurred for purchase of
       equipment                 $1,074    $   -0-


(4) CONDENSED FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994 financial statements. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

Item 2.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain statement amounts expressed as a percentage of sales:

                   	   Three Months	   Three Months	   Nine Months	   Nine Months
                              Ended    	     Ended           Ended           Ended
                   	   SEPT 30, 1995   SEPT 30, 1994   SEPT 30, 1995   SEPT 30, 1994

Net sales         	    100.0%    	    100.0%    	   100.0%    	   100.0%
Cost of goods sold   	     73.3%    	     73.8%          73.7%           73.9%
Gross profit         	     26.7%           26.2%          26.3%           26.1%
SG&A expenses         	     21.2%           20.1%          22.3%           22.9%
Income from operations        5.5%            6.1%           4.0%            3.2%
Net interest income
  (expense)		     0.2% 	     -0.5%           0.2%           -0.4%
Net income before income
 taxes                       5.7% 	      5.6%           4.2%            2.8%
Provision for income taxes   2.3%     	      2.0%           1.7%            1.0%
Net income                   3.4%             3.6%           2.5%            1.8%



RESULT OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1994.

Net sales for the quarter ended September 30, 1995 decreased by $2.5 million (7%) compared to the same period in 1994. Reductions in new residential housing starts and lower lumber prices contributed to the current sales decline.

Gross profit decreased by $474,000 (5%) in the third quarter of 1995 as compared to the same period in 1994 due to the lower sales volume. Gross profit as a percentage of sales increased from 26.2% to 26.7% in the third quarter of 1995 compared to the same period in 1994.

Selling, general and administrative expenses decreased by $116,000 (2%) in the third quarter of 1995 compared to the same period in 1994.

The following table shows the components of the SG&A expenses:

                                      THREE MONTHS ENDED

     IN THOUSANDS                      9/30/95   9/30/94

     Delivery                        $ 2,784     $ 2,944
     Selling                           1,078       1,043
     Administrative                    3,337       3,328
                                     $ 7,199      $7,315



The decrease in delivery expenses of $160,000 resulted from reductions in delivery labor and trucking costs.

Interest expense decreased by $198,000 in the third quarter of 1995 compared to the same period in 1994. This decrease results from lower outstanding loan balances on financing debt, as the Company did not incur any borrowings on its working capital facility during the third quarter of 1995 and continued to reduce its subordinated debt obligation.

Income from operations decreased $358,000 in the third quarter of 1995 to $1,844,000 compared to $2,202,000 in the same period in 1994. This decrease resulted primarily from lower gross margin dollars resulting from lower sales volume and partially offset by lower operating expenses. Net income before taxes decreased $100,000 in the 1995 third quarter to $1,921,000 compared to $2,021,000 in the same period in 1994 due to decreased operating income partially offset by lower net interest costs.

The net income for the third quarter of 1995 reflects an income tax provision of $787,000 compared to a provision of $707,000 for same period in 1994. Certain federal income tax benefit carryovers have been exhausted as of December 31, 1994, resulting in an increase in the effective income tax rate from 35% in 1994 to 41% in 1995. Net income for the third quarter ended September 30, 1995 decreased $180,000 to $1,134,000 compared to $1,314,000 in the same period in 1994.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1994.

Net sales for the nine month period ended September 30, 1995 increased by $4.5 million (5%) compared to the same period in 1994. The increase in sales is primarily due to better weather conditions experienced in the Northeast this winter during the first quarter ended March 31, 1995 as compared to the extremely severe winter weather conditions endured during the first quarter of 1994. Reduction in housing starts and lower lumber prices have reduced the overall sales gains achieved in the nine month period ended September 30, 1995 compared to the same period in 1994.

Gross profit increased by $1.3 million (6%) in the first nine months of 1995 as compared to the same period in 1994 due to the higher sales volume. Gross profit as a percentage of sales was 26.3% during the 1995 first nine month period compared to 26.1% in the same period in 1994.

Selling, general and administrative expenses increased by $400,000 (2%). The following table shows the components of the SG&A expenses.

                   	NINE MONTHS ENDED
IN THOUSANDS
                 	9/30/95	     9/30/94

Delivery 	       $  8,236$       8,167
Selling         	   3,117       3,054
Administrative 		  10,044       9,776
                       $ 21,397	     $20,997

Delivery expenses increased by $69,000 due primarily to higher variable delivery labor costs offset partially by reductions in truck repairs. Selling expenses increased by $63,000 due to higher selling salaries. Administrative expenses increased by $268,000 due to higher administrative salaries, insurance, employee benefits and legal fees.

Interest expense decreased by $460,000 in the nine month period ended September 30, 1995 compared to the same period in 1994. This decrease results from lower outstanding loan balances on financing debt, as the Company did not incur any borrowings on its working capital facility during the first nine months of 1995 and continued to reduce its outstanding subordinated debt obligation.

Income from operations increased by $939,000 in the nine month period ended September 30, 1995 to $3,845,000 compared to $2,906,000 in the same period in 1994. This increase is attributable to higher gross margin dollars resulting from the increased sales volume and reduced by increases in operating expenses. Net income before taxes increased $1.5 million in the nine month period ended September 30, 1995 to $4 million compared to $2.5 million in the same period in 1994 due to increased operating income and lower net interest costs.

The net income for the nine month period ended September 30, 1995 reflects an income tax provision of $1,640,000 compared to $883,000 in the same period of 1994. Net income for the nine month period ended September 30, 1995 increased by $719,000 to $2,360,000 compared to $1,641,000 in the same period in 1994.


LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations in the first nine month period of 1995 with cash generated from operations. The Company also maintains a revolving working capital line of credit in the amount of $10,000,000 with the Chase Manhattan Bank, N.A. Borrowings under the credit facility are made as needed, up to a maximum of 75% of eligible accounts receivable and bear interest at the prime rate plus 1/2 a percentage point or at the option of the Company at various fixed LIBOR interest rates.

The Company pledged as collateral for the credit facility its accounts receivable and is required to maintain certain financial covenants. At September 30, 1995 and December 31, 1994, there were no balances owed under this credit line.

Capital expenditures, net of dispositions and including capital leases, amounted to $1.5 million in the nine month period ended September 30, 1995, compared to $223,000 in the same period in 1994. The 1995 acquisitions were for replacement of delivery equipment and facility improvements. The Company is utilizing capital lease arrangements to finance the acquisition of new delivery equipment.

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

           27   Financial Data Schedule

     (b)   Reports on Form 8-K:

           There were no Reports on Form 8-K filed during the quarter.

                               SIGNATURE



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE STROBER ORGANIZATION, INC.



                                 By:  /S/ DAVID J. POLISHOOK
				 -----------------------------
                                      David J. Polishook
                                      Chief Financial Officer
                                      and Treasurer

                             EXHIBIT INDEX

EXHIBIT                                                     SEQUENTIALLY
NUMBER                     DESCRIPTION                      NUMBERED PAGE


3(i) Amended and Restated Certificate of Incorporation of Company incorporated by reference to Exhibit 3(i) to Quarterly Report on Form 10-Q for the three months ended June 30, 1995.

3(ii) Amended and Restated By-Laws of Company incorporated by reference to Exhibit 3(ii) to Quarterly Report on Form 10-Q for the three months ended June 30, 1995..

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

22(a)           List of Subsidiaries of the Company.

24(a)           Consent of Independent Auditors.

27              Financial Data Schedule for the three and nine months ended
                September 30, 1995.