Form 10-K
period 1995-12-31
STROBER ORGANIZATION INC
filed 1996-03-28
CIK 803515

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM ................ TO ................

COMMISSION FILE NUMBER: 0-15339

                        THE STROBER ORGANIZATION, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
              DELAWARE                                  11-2822910
    (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

         550 HAMILTON AVENUE
         BROOKLYN, NEW YORK                                11232
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (718) 832-1212
                               _________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes    X   No ______

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value on March 14, 1996 of the voting stock held by non-affiliates of the Registrant was approximately $9,805,414 based upon the $4.50 per share closing price of the Common Stock on that date. (For this purpose all outstanding shares of Common Stock have been considered held by non-affiliates, other than those owned by directors, officers, and 5% stockholders of the Registrant; certain of such persons disclaim that they are affiliates of the Registrant.)

   The number of shares of Common Stock outstanding at March 14, 1996 was 5,027,447.

                                    PART 1
ITEM 1. BUSINESS

      GENERAL

      The Strober Organization, Inc., is a supplier of building materials serving professional building contractors out of its eleven building supply centers in New York, New Jersey, Connecticut, and Pennsylvania.

      The Company was incorporated in Delaware in 1986 as the parent of the various affiliated companies which had previously conducted the Strober business for more than 80 years. Unless the context otherwise requires, the terms "STROBER" and "COMPANY" refer to The Strober Organization, Inc. and its subsidiaries and predecessors.

      Strober's marketing strategy is to provide professional customers with one-stop shopping by offering a broad selection of inventory, technical product advice, timely delivery and extension of credit. Builders, carpenters, drywall, roofing and acoustical contractors and other professional customers account for an estimated 90 to 95% of the Company's sales, with the balance to the "do-it-yourself" market. The Company carries a wide range of product lines, such as lumber, gypsum wallboard, roofing, insulation, acoustical materials, millwork and hardware items.

      Since 1972, the Company has grown from a single location serving primarily the New York City roofing market to a network of eleven building supply centers in New York, New Jersey, Connecticut and Pennsylvania. The Company also operates a Kitchen and Bath Center and a Peachtree Planning Center (window and door showroom). The Company's expansion strategy has been to grow by adding new locations, expanding existing locations, acquiring building supply centers from others and adding product lines.

      During the period 1993-1995, sales have increased by 14%, 5% and 3/10%, respectively. The Company believes that sales were adversely impacted in 1995 by a decline in new residential construction in the Northeast as well as by price deflation primarily affecting lumber products.

      RETENTION OF FINANCIAL ADVISOR

      In February 1996, the Company announced that it had retained Hill Thompson Capital Markets, Inc. as its financial advisor to explore strategic alternatives in order to maximize stockholder value, including the possible merger or sale of all or part of the Company.

      PRODUCTS, CUSTOMERS AND SUPPLIERS

      Strober sells a broad selection of building materials including lumber and plywood, gypsum wallboard and other drywall products, millwork, roofing, acoustical materials, siding products, insulation materials, metal specialties, hardware and tools. Lumber and related products, gypsum wallboard and related products and millwork accounted for an estimated 32%, 27% and 14% respectively, of the Company's total revenues during 1995; 36%, 23% and 14% respectively for 1994; and 39%, 21% and 14% respectively for 1993. The Company currently has over 3,000 active customers, with no single customer accounting for more than 2% of the Company's total sales during 1995.

      The Company's sales are generally somewhat lower during the first quarter of each calendar year, with higher sales volumes generally occurring during the months of April through October when most construction occurs in the markets which the Company serves.

      Strober purchases its products from a supplier group totaling over 250 manufacturers and wholesale distributors, although it believes approximately half of the dollar amount of its purchases is from twenty principal vendors. During 1995, gypsum wallboard and related products purchased from the Company's largest supplier represented an estimated 12% of the dollar amount of the Company's purchases. Strober has not experienced significant delays in obtaining products from its current suppliers, but should such delays occur, management believes that similar products would be available from other sources. There are no written agreements between the Company and its suppliers.

      MARKETING

      Strober's marketing strategy focuses on the professional contractor.  The
Company   provides  "one-stop  shopping"  by  offering  a  broad  selection  of inventory, technical product advice, timely delivery and extension of credit.

      The Company currently operates from eleven building supply centers, a Kitchen and Bath Center, and a Peachtree Planning Center (window and door showroom), with a total of approximately 460,000 square feet of covered space on sites totaling approximately 42 acres. Strober maintains inventories of over 15,000 products. This level of inventory is important to professional contractors in that it permits the purchase of a wide variety of building supplies from a single source.

      Prompt delivery is particularly important to the Company's customers, as meeting tight time schedules in the construction industry is often more important than other considerations. In order to deliver on a timely and convenient basis, the Company maintains a fleet of trucks, many of which are equipped with booms capable of hoisting materials in excess of six stories.

      The Company's sales force and management have a high level of expertise regarding products and relevant construction techniques. The sales force has access through the Company's management information systems to data about customer sales, purchasing and credit histories as well as detailed inventory information. Strober believes that its responsiveness to its customers' needs has contributed to its ability to maintain long-term customer relationships.

      Extension of credit is an important factor in selling to professional contractors. Through established credit procedures, credit limits are determined and outstanding balances are continuously monitored for such customer. Although management believes that such procedures help avoid potential credit problems, there can be no assurance that such procedures will prevent failures or delays in the collection of customer receivables.

      Each building supply center contains a showroom where the professional contractor and the "do-it-yourself" customer can examine and purchase a wide variety of products. These areas also provide an opportunity for such customers to meet with sales personnel.

      ORGANIZATION AND MANAGEMENT CONTROL

      The Company's operations are organized into six regions: New York City; Long Island, New York; New York's Hudson Valley; New Jersey; East Hartford, Connecticut and Scranton/Wilkes-Barre and Allentown/Bethlehem, Pennsylvania. The Company's regions have regional managers whose focus is to achieve greater sales and more efficient operations in those regions.

      The Company's regions and building supply centers are operated as independent profit centers, with individually targeted earnings and performance goals (covering, for example, sales by product, margins, individual items of overhead and operating expense and other financial and management information), which are monitored and reviewed on a monthly basis. The regions and centers have senior managers who are responsible for their day-to-day business, including sales, customer relations, personnel, collections, inventory management and cost control. Major decisions affecting Company policy, facilities and capital outlays are made by the Company's Board of Directors and central management.

      The Company, its regions and its building supply centers are headed by senior managers with extensive experience in the building supply industry and who have an incentive compensation stake in the performance of the Company and its respective building supply centers. These managers have extensive years of experience in the building supply industry. In the aggregate, senior managers own approximately 20% of the outstanding shares of the Company's Common Stock.

      Because inventory and accounts receivable constitute a substantial portion of the Company's total assets, efficient control of inventory and receivables is an important management priority. The Company regularly monitors detailed computer-generated reports showing sales, inventory turnover, margins and quantities on hand for each item in the Company's inventory, as well as aging and other pertinent information regarding accounts receivable. The Company believes that it maintains management reports that are standard in the industry.

      EXPANSION AND MARKET

      Since 1980, the Company has grown from three to presently eleven building supply centers located in New York, New Jersey, Connecticut and Pennsylvania, today serving customers in these four states and Massachusetts. The Company also operates a Kitchen and Bath Center in East Hartford, Connecticut and a Peachtree Planning Center (window and door showroom) in Brooklyn, New York.

      During 1995, due to a lease termination, the Company relocated its Farmingdale, New York facility to a larger facility also located in
Farmingdale,  New  York.   In  November,  1995,  the  Company opened its second
facility in the eastern Pennsylvania region, a 30,000 square foot facility located in Bethlehem, Pennsylvania.

      In October 1995, the Company formed Architectural Wall Systems LLC, a joint venture with Architectural Wall Systems, Inc. of Basking Ridge, New Jersey. This new venture has become an exclusive distributor of Dryvit
Systems, Inc. (of West Warwick, Rhode Island) to market and sell "Dryvit" exterior wall systems and other related products to certified commercial and residential applicators in designated counties located in New York State, New Jersey and all of New York City and Long Island.

      Among the avenues for expansion which may be considered by the Company are the opening of new building supply centers in geographic areas constituting natural extensions of its existing markets and the acquisition of centers or groups of centers from others. The Company does not anticipate that any newly opened centers (other than those replacing other facilities) will be profitable during their first year of operation.

      In addition to expanding geographically, the Company may expand its product lines as well as its customer groups. The Company frequently re-evaluates its product lines to expand the range of products offered to generate sales to new customers and to add, modify or delete product lines to seek to increase sales, profit margins and inventory turnover. New products are presented regularly to the Company by manufacturers and the Company chooses those which it believes fit within its marketing strategy.

      COMPETITION

      The sale of building supplies is highly competitive. The principal methods by which the Company competes are selection of inventory, availability of technical product advice, timely delivery and extension of credit. The Company believes that with respect to each of these factors it effectively competes in its market. The Company competes with companies which carry one or more product lines similar to, or the same as, those sold by Strober, including building supply centers, lumber yards, hardware stores, home center chains and manufacturers who sell directly to builders, professional contractors and other customers. One such competitor is the country's largest producer of gypsum wallboard, which makes such direct sales and since 1970 has operated building supply centers in the Company's market. Although some of the Company's competitors have significantly greater resources than Strober, the Company believes that the majority of sales to building contractors and other customers in its market are made by companies which are smaller than Strober.

      EMPLOYEES

      The Company employs approximately 339 persons, of whom approximately 77 employees in four of the Company's eleven building supply centers are subject to collective bargaining agreements expiring December 1996, December 1997 and December 2000. The Company has generally had satisfactory relations with the unions representing its unionized employees and considers its relationship with all of its employees to be good.

      EXECUTIVE OFFICERS OF REGISTRANT{(1)}

      The executive officers of Strober are as follows:


      NAME                    AGE               POSITION
Robert J. Gaites              54                Chairman of the Board,
                                                Chief Executive Officer and
                                                President

John Yanuklis                 59                Executive Vice President and Director

Albert C. Brower              61                Senior Vice President

Richard W. Young              45                Senior Vice President

Edward N. Zieky               44                Senior Vice President

Eliott S. Zieky               44                Senior Vice President and Director

Richard Schaefer              48                Vice President

David J. Polishook            54                Chief Financial Officer, Secretary and Treasurer


(1) Robert J. Gaites was elected Chief Executive Officer and President on July 10, 1991. He was elected Chairman of the Board on March 12, 1992. John Yanuklis served as Senior Vice President since 1986 and was elected Executive Vice President on May 28, 1992. Messrs. Brower and Young were elected as Senior Vice Presidents in October 1986. Richard Schaefer was elected as Vice President of the Company on July 20, 1989. Edward N. Zieky and Eliott S. Zieky were elected as Senior Vice Presidents and Directors of the Company as of January 25, 1988. Edward N. Zieky resigned as a Director on February 28, 1991. David J. Polishook was elected to the Board of Directors on January 31, 1988, elected Chief Financial Officer and Treasurer of the Company on June 28, 1988 and was elected Secretary on November 12, 1991. He resigned as a Director on February 28, 1991.

ITEM 2. PROPERTIES

      The Company has eleven building supply centers, of which one is located in New York City, two on Long Island, two in New York's Hudson Valley, two in New Jersey, two in the Hartford, Connecticut region and two in Pennsylvania. Each of the centers has showroom, office and warehouse space, as well as outside storage areas, except for the center in Kingston, Pennsylvania. The Company's showroom, office and warehouse space totals approximately 460,000 square feet on sites totaling approximately 42 acres. In the opinion of management, these premises are suitable and adequate to meet the Company's requirements. All of the Company's locations are leased.

The following table describes certain terms of the Company's leases:

LOCATIONS     						    Last Expiration     Approximate        Approx-         Current
                                      			    Date Assuming       Square Footage     imate          Annual
                                            Initial 	    Exercise of all     of Showroom,       Acreage         Rent{(2)}
                                            Expiration 	    Renewal 	        Office and         of
                                            Date            Option   	     	Warehouse Space    Site
    1.     *550 Hamilton Avenue
           Brooklyn, New York{(1)}          12/31/96         12/31/96           59,100                4.0           $709,400

Long Island Region

    1.     1294 Route 110                   04/01/00         04/30/05           37,500                3.0           $140,100
           Farmingdale, New York

    2.     *370 West Merrick Road           12/31/96         12/31/96           30,000                1.8           $262,000
            Valley Stream, New York{(3)}

           *345 West Merrick Road           12/31/96         12/31/96           16,000                0.6           $137,700
            Valley Stream, New York{(3)}

           362 West Merrick Road            07/31/89         12/31/96           --                    0.2            $26,400
           Valley Stream, New York{(3)}

HUDSON VALLEY REGION

    1.     *102 N. Route 9W                 12/31/98         12/31/08           32,350                5.0           $260,900
            Congers, New York

    2.     *125 Temple Hill Road            09/01/00         09/01/00           27,100                4.5            $69,500
            Vails Gate, New York

NEW JERSEY REGION

    1.     20 Truman Drive So.              04/30/99         04/30/09           60,000                6.0           $337,000
           Edison, NJ

    2.     *Route 173 West                  04/30/98         04/30/08           37,300                5.3           $328,700
            Hampton, NJ

CONNECTICUT REGION

    1.     *363, 367 and 405                01/31/93         01/31/08           81,000                8.2           $350,400
            Ellington Road
            East Hartford, CT

           *580 Tolland Street              04/30/93         04/30/98           31,000                2.0           $138,200
            East Hartford, CT

    2.     75 John Fitch Boulevard          02/29/88         12/31/99            3,100               --              $32,900
           South Windsor, CT

PENNSYLVANIA REGION

    1.     695 Wyoming Avenue               05/31/92         06/30/04           17,250               --              $33,500
           Kingston, PA

    2.     1005-C West Lehigh Street        11/30/97         11/30/07           28,500                1.5            $59,900
           Bethlehem, PA
                                                                               460,200               42.1         $2,886,600


* The lessors for these facilities are entities owned in whole or in part by members of management and their families. The terms of the leases with such affiliated parties, at the time the leases were entered into, were believed to be no less favorable to the Company than it could have obtained in arm's-length negotiations with unrelated third parties.

(1) The Company is currently negotiating a ten year lease agreement for a new location within approximately two miles of the existing location but there can be no assurance that such new lease agreement will be entered into.

(2) All the Company's real estate leases require the Company to pay liability insurance, some or all real estate taxes and all utilities. Rental payments for the Brooklyn and 345 and 370 West Merrick Rd., Valley Stream centers increase annually by 3% during the terms of the leases. The rental payments for the Farmingdale center for the initial five year lease term are $140,070, $150,844, $161,618, $172,393 and $183,168 respectively. The annual rental payments during the first three years of the option period is $193,942 and increases to $205,914 during the last two years of the option period. The rent payable on the Edison center increases to $400,500 per year in the first five year renewal term and $425,000 in the second five year renewal term. Rental payments for the Congers and Hampton centers increase annually by the percentage increase in the applicable consumer price index or 4%, whichever is lower. Rental payments for the Vails Gate center are in amounts sufficient to service industrial development bond financing by the lessor of such facility and fluctuate with changes in interest and tax rates. Rental payments for the Ellington Road, East Hartford center increase to the then fair market rental at the commencement of the second five year option renewal period. Rental payments for the Kingston center increase by the percentage increase in the applicable consumer price index or by 5%, whichever is lower. Rental payments for the Bethlehem center increase in the fourth year of the first five year renewal option (December 1, 2000) determined by the average annual percentage increases in the applicable consumer price index that occurred since the lease inception date, such increase capped at 3% per year. The rent is further increased in the second five year renewal term commencing December 1, 2002 as determined by increasing the annual rental at November 30, 2002 by the annual percentage increases in the applicable consumer price index that occurred between December 1, 2000 and December 1, 2002 such increase capped at 3% per year.

(3) The Company is currently negotiating with the landlord to extend the lease term for an additional ten years but there can be no assurance that such lease term will be extended.

               [The balance of this page is intentionally blank]

ITEM 3. LEGAL PROCEEDINGS

      Strober is not a party to any material legal proceedings. The Company is, however, involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against Strober are generally covered by insurance. It is the opinion of management that any uninsured liability resulting from any such litigation would not have a material adverse effect on Strober's business, financial position or earnings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of 1995.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock trades on the NASDAQ National Market under the symbol: STRB.

      The high and low sales price for the first quarter of 1996 (through March 14, 1996) and each of the four quarters of 1995 and 1994 as reported by the National Association of Securities Dealers, Inc., are set forth below. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

    1996*            HIGH        LOW

First Quarter*       $4-5/8      $3-1/2

    1995             HIGH        LOW

1st Quarter          $4-1/8      $3
2nd Quarter           4-1/2       3-1/4
3rd Quarter           5-7/8       4
4th Quarter           4-3/4       3-1/2

     1994            HIGH        LOW

1st Quarter          $5-5/16     $3-3/4
2nd Quarter           4-7/8       3-1/2
3rd Quarter           4-5/8       2-1/2
4th Quarter           3-7/8       3-1/8

* through March 14, 1996


There were 495 holders of record at March 14, 1996.


      The Company intends to reinvest all of its earnings for use in its business and to finance future growth. Accordingly, the Company does not anticipate paying cash dividends in the foreseeable future. Any further determination as to the payment of dividends will depend upon the Company's financial condition, results of operations, commitments and such other factors as the Board of Directors deems relevant. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. SELECTED FINANCIAL DATA

        (In thousands of dollars, except percentage and per share data)

                                                                        Year Ended December 31,
                                         1995                  1994                 1993                1992               1991
INCOME STATEMENT DATA:
Net sales                              $125,812               $125,378            $118,975            $104,812           $90,150
Gross profit                             33,186                 32,670              31,703              27,787            24,897
Gross profit percentage                      26%                    26%                 27%                 27%               28%
Selling, general and administrative
  expenses                               27,858                 28,395              28,090              26,955            26,707
Amortization of acquisition
  costs                                     210                    210                 268                 910               910
Income (loss) from operations             5,118                  4,065               3,345                (78)           (2,720)
Net interest (income) and other           (230)                    332                 787                 812              686
expenses
Income (loss) before income tax           5,348                  3,733               2,558               (890)           (3,406)
Net income (loss)                       $ 3,082                $ 2,576             $ 1,650           $   (763)          $(2,072)
Net income (loss) per share               $0.59                  $0.50              $ 0.33             $(0.15)           $(0.41)
Weighted average number of                5,247                  5,165               5,031               5,021		  5,044
 shares outstanding

BALANCE SHEET DATA:
Working capital                          $23,691              $21,844             $20,158            $22,032          $24,769
Total assets                              44,544               42,649              44,328             43,145           47,814
Long-term debt less current                1,224                1,171               2,407              8,584           11,551
  installments
Stockholders' Equity                     $33,524              $30,687             $28,569            $26,511          $27,265

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS

       The   following  table  sets  forth  certain  income  statement  amounts expressed as a percentage of sales:


                                                                             Year Ended December 31,
                                       1995               1994               1993              1992            1991
INCOME STATEMENT DATA:
Net sales                               100.0%             100.0%             100.0%           100.0%          100.0%
Cost of goods sold                       73.6%              73.9%              73.4%            73.5%           72.4%
Gross profit percentage                  26.4%              26.1%              26.6%            26.5%           27.6%
Selling, general and                     22.1%              22.6%              23.6%            25.7%           29.6%
  administrative expenses
Amortization of acquisition               0.2%               0.2%               0.2%             0.9%            1.0%
costs
Income (loss) from operations             4.1%               3.3%               2.8%             0.0%          (3.0)%
Net interest (income) and               (0.2)%               0.3%               0.7%             0.8%            0.8%
other expenses
Income (loss) before income               4.3%               3.0%               2.1%           (0.8)%          (3.8)%
  taxes
Provision (benefit) for income            1.8%               0.9%               0.7%           (0.1)%          (1.5)%
  tax
Net income (loss)                         2.5%               2.1%               1.4%           (0.7)%          (2.3)%



1995 COMPARED TO 1994

      Net sales for 1995 increased by $434,000 (less than 1%) compared to net sales for 1994. Sales benefited by a milder winter season during 1995 compared to 1994 and were negatively impacted by a reduction in new residential construction in the Northeast as well as by price deflation in lumber products.

      Cost of goods sold as a percentage of sales decreased slightly from 73.9% to 73.6% during 1995 as compared to 1994. Gross profit for 1995 increased by $516,000 (2%) due to the increased sales volume and a higher gross profit margin percentage. Gross profit as a percent of sales increased to 26.4% in 1995 from 26.1% in 1994.

      Selling, general and administrative ("SG&A") expenses decreased by $537,000 (2%) over the prior year. The following table shows the components of the SG&A expenses:

       (In thousands)        Year Ended              Year Ended
                              12/31/95               12/31/94
Delivery                      $10,899                $10,961
Selling                         4,191                  4,115
Administrative                 12,768                 13,319
                              $27,858                $28,395


      The decrease in delivery expense of $62,000 (less than 1%) was due to lower truck maintenance costs offset partially by higher delivery labor costs. The Company believes that the lower truck maintenance costs were attributable to the replacement of older delivery vehicles in 1995. The increase in selling expense of $76,000 (2%) was due to higher selling salaries partially offset by lower advertising and promotional expenses.

      The decrease in administrative expenses of $551,000 (4%) was attributable to decreases in bad debt expense, insurance and facility maintenance and the elimination of non-recurring 1994 charges for pension and closed facility costs. These decreases were partially offset by increases in medical insurance costs, executive salaries and legal fees.

      Interest expense and other deductions decreased by $504,000 in 1995 compared to 1994, primarily due to reduced amounts outstanding on the Company's working capital loan facility and subordinated debt. The decrease in interest expense was partially offset by increases in interest expense associated with newly incurred capital lease transactions to fund new delivery equipment.

      The net income for 1995 reflects an income tax provision of $2,267,000 compared to $1,157,000 in 1994. The 1995 income tax provision reflects an increase in the effective tax rate due to the full utilization prior to 1995 of the federal alternative minimum tax carryforward and various state income tax carryforwards. SEE NOTE 5 TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.

1994 COMPARED TO 1993

      Net sales for 1994 increased by $6.4 million (5%) compared to net sales for 1993. The increase in sales was attributable to several factors including increased construction activity and increased prices on construction materials sold during 1994. Management believed that continued sales growth in 1995 would come from expanding product mix and continued increases in construction activity anticipated from the Company's traditional professional contractor customer base. Management also believed that the trend toward higher prices for products sold by the Company should also continue throughout 1995.

      Cost of goods sold as a percentage of sales increased from 73.4% to 73.9% during 1994 as compared to 1993. This increase was largely attributable to competitive pricing of products sold in the Company's marketing region. Gross profit for 1994 increased by $967,000 (3%) due primarily to increased sales volume. Gross profit as a percent of sales decreased to 26.1% in 1994 from 26.6% in 1993.

      Selling, general and administrative expenses increased $305,000 (1%) over the prior year. The following table shows the components of the SG&A expenses:

       (In thousands)        Year Ended             Year Ended
                              12/31/94              12/31/93
Delivery                      $10,961               $10,511
Selling                         4,115                 4,034
Administrative                 13,319                13,545
                              $28,395               $28,090


      The increase in delivery expenses of $450,000 (4%) was due to increases in delivery labor and trucking costs associated with the increase in sales volume. The increase in selling expenses of $81,000 (2%) was due to increased selling salaries. The decrease in administrative expenses of $226,000 (2%) was due to lower bad debt expenses, insurance costs and administrative salaries, partially offset by increases in employee bonuses and employee retirement plan expense.

      Amortization of acquisition costs stems from the 1988 acquisition of The General Building Supply Company. Commencing in 1994, the remaining portion of the deferred acquisition costs represents goodwill and is being amortized at the rate of $210,000 per year.

      Interest expense and other deductions decreased by $386,000 in 1994 as compared to 1993. This decrease is primarily attributable to lower loan balances outstanding on the Company's working capital loan facility and subordinated debt. It also reflects a lower provision for interest in 1994 as compared to 1993 associated with a proposed disallowance of losses by the Internal Revenue Service deducted by the Company on its 1980 and 1981 Federal, New York State and New York City income tax returns.

      The net income for the year ended 1994 reflects an income tax provision of $1,157,000 compared to an income tax provision of $908,000 in 1993. The income tax provision for 1994 was decreased by a reduction in the deferred valuation allowance of $644,000. This decrease is primarily attributable to the utilization of the federal alternative minimum tax carryforward and state tax income tax carryforwards. SEE NOTE 5 TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.



LIQUIDITY AND CAPITAL RESOURCES

      Working capital increased by $1.8 million to $23.7 million at December 31, 1995. The Company financed its operations in 1995 with cash generated from operations and capital lease transactions to fund capital expenditures.

      The Company has a $10,000,000 working capital line of credit with the Chase Manhattan Bank, N.A. Borrowings under the credit facility are made as needed, up to a maximum of 75% of eligible accounts receivable and bear interest at the rate of 1/2 a percentage point over the prime rate of interest or, at the option of the Company, at various fixed London Interbank Offered Rate interest rates. The Company pledged as collateral for the credit facility its accounts receivable and is required to maintain certain financial covenants. The credit facility expires January 31, 1997 and may be extended at the option of the Company for an additional one year period. At December 31, 1995 and December 31, 1994, there were no balances owed under this credit line. The Company believes that this credit facility will provide sufficient working capital to support current and future operations. SEE NOTE 4 TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.

      In March 1995, the Company entered into a master lease agreement with Chase Equipment Leasing Inc. to lease certain trucks and forklift equipment. The agreement provides for a monthly rental payment adjusted upon changes in the one month London Interbank Offered Rate. The current lease term is 60 months. SEE NOTE 4 TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.

      At December 31, 1995, the Company's outstanding balance of subordinated notes payable was $583,000 compared to $2,042,000 at December 31, 1994. These notes were issued pursuant to the acquisition of The General Building Supply Company in January 1988. The notes are due September 1, 1996 and are paid with 36 consecutive monthly payments of $97,222 plus interest at 8% per annum. During 1995, the Company prepaid three monthly principal payments on the notes amounting to $292,000. SEE NOTE 4 TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.

      In November 1990, the Company received insurance proceeds from policies on the life of the Company's late chairman, Mr. Eric D. Strober. The Company was obligated under a stock repurchase agreement to use $8,448,000 of the proceeds to purchase the Company's common stock from Mr. Strober's estate. In accordance with the agreement, the Company withheld $845,000 to pay the estimated Federal alternative minimum tax related to the insurance proceeds. To the extent the actual alternative tax paid on the Company's 1990 Federal tax return was less than the $845,000 withheld and to the extent the alternative minimum tax was used in subsequent years to reduce current Federal taxes payable, the Company was required to offer to purchase additional shares from Mr. Strober's estate at the then-market price. The alternative minimum tax paid on the Company's 1990 Federal tax return was $116,790 less than the $845,000 withheld and the Company during 1991 purchased 55,667 shares at $2.098 per share which represented the market price of the Company's stock when the amount of the alternative minimum tax for 1990 was determined. For the year 1993, the Company's regular income tax was reduced by $485,000 due to the alternative minimum tax carryover and the Company during 1994 purchased 111,789 shares at $4.33 per share. For 1994, the Company's regular income tax was reduced by $241,000 due to the alternative minimum tax carryover and the Company during 1995 purchased 63,812 shares at $3.78 per share. As the alternative minimum tax carryover was fully exhausted during 1994, no further shares are eligible for redemption by Mr. Strober's estate.

      Capital expenditures, net of dispositions, amounted to $576,000 and $424,000 for 1995 and 1994 respectively. Such expenditures in 1995 were principally attributable to leasehold improvements and business fixtures.

IMPACT OF NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" must be adopted by the Company in 1996. Statement No. 121 requires, among other things, that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that the implementation of Statement No. 121 will have a material impact on the Company's financial position or results of operations.

      In October 1995, FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in 1996, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in Statement No. 123.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See  Table  of  Contents to Financial Statements and Schedule in Item  14
below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no events or conditions requiring reporting under the requirements of this item.

                                   PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT.

NAME AND POSITION                         AGE                   BIOGRAPHICAL DATA (1)
ROBERT J. GAITES                          54                    Mr. Gaites has been with the
Class II Director, Chairman of                                  Company since 1976.  He was
the Board, Chief Executive                                      Senior Vice President since
Officer and President of the                                    1986 and CEO since June
Company; Director since 1986;                                   1991.  He has 29 years of
Current term to expire at 1997                                  experience in the industry.
Stockholder Meeting
JOHN YANUKLIS                             59                    Mr. Yanuklis has been with
Executive Vice President and                                    the Company since 1981 and
Class III Director of the                                       manages its Hudson Valley,
Company; Director since 1986;                                   New York region.  He was a
Current term to expire at 1998                                  Senior Vice President since
Stockholder Meeting                                             1986 and an Executive Vice
                                                                President since June 1992.
                                                                He has over 30 years of
                                                                experience in the industry.
ELIOTT ZIEKY                              44                    Mr. Zieky has been with the
Senior Vice President                                           Company since 1988 as a
and Class I Director of the                                     Senior Vice President and
Company; Director since 1988;                                   with his cousin, Edward
Current term to expire at 1996                                  Zieky, manages its Hartford,
Stockholder Meeting                                             Connecticut region.  He was
                                                                an officer of The General
                                                                Building Supply Company
                                                                prior to its acquisition by
                                                                the Company.  He has over 20
                                                                years of experience in the
                                                                industry.
DAVID W. BERNSTEIN                        70                    Mr. Bernstein is an attorney
Class III Director of the                                       engaged in private practice
Company; Director since 1986;                                   and served as general
Current term to expire at 1998                                  counsel to the Company from
Stockholder Meeting                                             1953 through 1990.
JOSEPH MANGINO, SR.                       59                    Mr. Mangino has been the
Class II Director of the                                        President of Metropolitan
Company; Director since 1992;                                   Trucking, Inc. a privately
Current term to expire at 1997                                  held trucking company since
Stockholder Meeting                                             1980.  He is a regional
                                                                director of Bank of New
                                                                York, National Community
                                                                Division.
ALVIN MURSTEIN                            61                    Mr. Murstein has been
Class III Director of the                                       President and Chairman of
Company; Director since 1989;                                   the Board of Directors of
Current term to expire at 1998                                  Tri-Magna Corporation, the
Stockholder Meeting                                             parent corporation of
                                                                Medallion Funding Corp.,
                                                                since 1989 and the President
                                                                and Chairman of the Board of
                                                                Directors of Medallion
                                                                Funding Corp. since 1979.
EMIL W. SOLIMINE                          51                    Mr. Solimine is the Chairman
Class I Director of the                                         of the Board of Directors
Company; Director since 1989;                                   and Chief Executive Officer
Current term to expire at 1996                                  of Emar Group, Inc., an
Stockholder Meeting                                             insurance brokerage concern
                                                                which he started in 1971 and
                                                                which has served as
                                                                insurance broker for the
                                                                Company's property and
                                                                casualty insurance since
                                                                1983.  Mr. Solimine is also
                                                                a director of Di Giorgio
                                                                Corporation, an independent
                                                                wholesale food distributor.

________________________

      (1) The Strober Organization, Inc. was organized in connection with the Company's initial public offering in 1986 to act as the parent of the companies previously conducting the Strober business. References to employment with the "Company" in the table above, where appropriate, include positions with Strober's predecessor companies.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that during the 1995 fiscal year all of its officers and directors complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning the annual and long-term compensation for services rendered in all capacities to the Company by those persons who were, at December 31, 1995, the Named Executive Officers.


                                                               Annual Compensation                      Long Term Compensation

  NAME AND PRINCIPAL POSITION      FISCAL         SALARY ($)         BONUS ($)       OTHER ANNUAL       STOCK         ALL OTHER
                                    YEAR                                             COMPENSATION      OPTION       COMPENSATION
                                                                                        ($)(1)        GRANTS(#)       ($)(1)(3)
ROBERT J. GAITES                    1995             $275,000          $225,000               --        37,500          $795
  Chairman, President,              1994             $250,000          $225,000               --        25,000          $900
  Chief Executive Officer           1993             $250,000          $160,000               --        25,000          $814
JOHN YANUKLIS                       1995             $154,000          $184,905               --        23,503          $409
  Executive Vice President,         1994             $142,000          $136,186               --        22,737          $505
  Director                          1993             $135,000          $149,745               --        14,286          $503
RICHARD SCHAEFER                    1995             $125,000          $116,988               --        27,586          $397
  Vice President                    1994             $125,000          $136,619               --        15,789          $450
                                    1993             $125,000          $108,950               --        51,429          $475
EDWARD ZIEKY                        1995             $127,000           $93,214               --        10,152          $511
  Senior Vice President             1994             $115,000           $91,923               --         1,684          $580
                                    1993             $100,000           $25,268       $18,300(2)            --          $546
ELIOTT ZIEKY                        1995             $127,000           $93,214               --        10,152          $511
  Senior Vice President,            1994             $115,000           $91,923               --         1,684          $580
  Director                          1993             $100,000           $25,268       $18,300(2)            --          $546

(1) Amounts for "Other Annual Compensation" are not shown in the table as none of these perquisites exceed the lesser of (i) $50,000 or (ii) 10% of the Named Executive Officer's combined Salary and Bonus, except for Messrs. Edward and Eliott Zieky in 1993.

(2) Indicates a $10,200 car allowance which accounts for more than 25% of the perquisites of Messrs. Edward and Eliott Zieky.

(3) Includes only premiums paid by the Company attributable to term life insurance coverage for the Named Executive Officers.


OPTION GRANTS TABLE

      The following table sets forth information on grants of stock options to the Named Executive Officers pursuant to the Company's Restated 1986 Non-Qualified Stock Option Plan during the fiscal year ended December 31, 1995.


       Name             Options          % of Total          Exercise          Expiration     Potential Realizable Value at Assumed
                      Granted(#)           Options        Price ($/Share)         Date             Annual Rates of Stock Price
                                         Granted to                                               Appreciation for Option Term
                                          Employees
                                          in Fiscal
                                            Year
                                                                                                     5%($)             10%($)

Robert J. Gaites        37,500             20.43%             $3.625              03/08/00            $37,560            $82,990
John Yanuklis           23,503             12.81%             $3.625              03/08/00            $23,540            $52,014
Richard Schaefer        27,586             15.03%             $3.625              03/08/00            $27,630            $61,050
Edward Zieky            10,152              5.53%             $3.625              03/08/00            $10,168            $22,467
Eliott Zieky            10,152              5.53%             $3.625              03/08/00            $10,168            $22,467


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE TABLE

      The following table sets forth information concerning the aggregate number and value of unexercised options to purchase Common Stock held by each of the Named Executive Officers as of December 31, 1995.

                                      SHARES ACQUIRED ON              VALUE                 NUMBER OF               VALUE OF
                                         EXERCISE (#)             REALIZED ($)             UNEXERCISED             UNEXERCISED
                                                                                             OPTIONS              IN-THE-MONEY
               NAME                                                                       AT FY-END(#)               OPTIONS
                                                                                               ALL                AT FY-END ($)
                                                                                           EXERCISABLE                 ALL
                                                                                                                   EXERCISABLE
Robert J. Gaites                                      --                       --            87,500                $45,312
John Yanuklis                                         --                       --            69,526                $47,831
Richard Schaefer                                      --                       --            117,304              $148,059
Edward Zieky                                          --                       --            11,836                  --
Eliott Zieky                                          --                       --            11,836                  --

COMPENSATION OF DIRECTORS

      During 1995, members of the Board who were not employees of the Company received an annual retainer of $12,500, plus a fee of $1,000 for each Board and Board committee meeting attended.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Company's Compensation Committee during the fiscal year ended December 31, 1995 were Messrs. Bernstein, Gaites, Yanuklis, Mangino and Solimine. Mr. Gaites also served as President and Chief Executive Officer during the fiscal year ended December 31, 1995.

      Mr. Gaites and Mr. Yanuklis are owners in entities that lease facilities to the Company in Brooklyn, New York; Congers, New York; Vails Gate, New York and Hampton, New Jersey. Mr. Gaites' equity interests in these entities are 10%, 2%, 2% and 2%, respectively. Mr. Yanuklis' equity interests in these entities are 0%, 16%, 16% and 16%, respectively. The current annual rent on these facilities is $709,400, $260,900, $69,500 and $328,700, respectively.
The lessors of such facilities have granted the Company a right of first refusal in the event that any of the lessors desire to sell their respective properties to a third party. The Company believes that the leases with such affiliated parties are on terms no less favorable to the Company than it could obtain in arms-length negotiations with unrelated parties for similar locations in similar geographic areas.

      During 1995, the Company paid $1,052,080 in insurance premiums for the Company's property and casualty insurance to Emar Group, Inc., the insurance broker of which Mr. Solimine is president. The Company believes that the insurance premiums it pays to Emar Group, Inc. are on terms no less favorable to the Company than it could obtain in arms-length negotiations with unrelated parties for similar property and casualty insurance.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      Under a stockholder agreement entered into as part of the 1986 IPO (as described hereinafter) among the Company, Messrs. Gaites, Yanuklis, Edward Zieky and Eliott Zieky, two other executive officers and other Company stockholders and former officers, in the event the Company terminates without cause the employment of a party to such stockholder agreement, the Company is obligated to engage the terminated party as a consultant for two years with a retainer equal to 75% of that individual's then current base salary. During such period the consultant would be barred from competing against the Company in its existing markets.

      The Company has employment agreements with each of Edward Zieky and Eliott Zieky, Named Executive Officers, providing for a current base salary of $127,000. Under their respective employment agreements, Messrs. Edward and Eliott Zieky are entitled to such group life insurance, pension, medical insurance, hospitalization, disability and similar employee benefit plans as may exist for the benefit of the executive officers of the Company generally. The employment agreements bar solicitation of similar business to that of the Company during Messrs. Edward and Eliott Zieky's respective employment and for three years thereafter. They are also barred from directly or indirectly competing with the business of the Company in a 75 mile radius for a period of two years after ceasing to be employed by the Company. If either Messrs. Edward or Eliott Zieky leave the Company for a reason other than termination for cause, at the option of the Board, they may become a consultant to the Company for a term of two years. If either or both are terminated without cause, the Company is obligated to engage them as a consultant for two years for a retainer equal to 75% of their then current base salary.

      Except as set forth above, the Company has no other termination of employment or change-in-control arrangements for the remaining Named Executive Officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

      The following table, prepared from the records of the Company and from information furnished to it, sets forth, as of March 14, 1996, the name and holdings of each person (including any "group" as defined in Section 13(d) of the Securities Exchange Act of 1934) known by the Company to be the beneficial owner of more than five percent of its Common Stock. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

NAME AND ADDRESS OF                                 COMMON STOCK                       PERCENT
BENEFICIAL OWNER                                  BENEFICIALLY OWNED                  OF CLASS
Sue Strober(1)(4)                                         948,951                     18.9%
  c/o The Strober Organization, Inc.
  550 Hamilton Avenue
  Brooklyn, New York 11232
Robert J. Gaites (2)(4)                                   457,135                      9.1%
  c/o The Strober Organization, Inc.
  550 Hamilton Avenue
  Brooklyn, New York 11232
John Yanuklis (3)(4)                                      453,255                      9.0%
  c/o The Strober Organization, Inc.
  550 Hamilton Avenue
  Brooklyn, New York 11232
John T. Guerin (4)                                        422,250                      8.4%
  14 Summit Road
  Morristown, New Jersey 07960
Gordon Sandler (4)                                        384,486                      7.6%
  6468 Via Rosa
  Boca Raton, Florida  33433

___________________

      (1) Ms.  Strober  is  the  trustee with respect to an aggregate of 84,650
shares  held  in  trusts  for her son  and  daughter.   Ms.  Strober  disclaims
beneficial ownership of such shares.

      (2) Excludes 25,000, 25,000, 37,500 and 25,553 shares of Common Stock subject to presently exercisable options held by Mr. Gaites at exercise prices of $1.75, $4.75, $3.625 and $4.50 per share which expire on December 31, 1996, 1997, March 8, 2000 and March 12, 2001, respectively. Includes 2,000 shares held by Mr. Gaites' spouse as trustee for their son. Mr. Gaites disclaims beneficial ownership of such shares.

      (3) Excludes 9,000, 14,286, 22,737,  23,503  and  27,378 shares of Common
Stock subject to presently exercisable options held by Mr. Yanuklis at exercise prices of $1.125, $1.75, $4.75,$3.625 and $4.50 per share of which 23,286 expire on December 31, 1996, 22,737 expire on December 31, 1997, 23,503 expire on March 8, 2000 and 27,378 expire on March 12, 2001.

      (4) The above-named beneficial owner is a party to an agreement providing such beneficial owner with a right of prior notice and first refusal to purchase shares of the Company's Common Stock which any other party to the agreement desires to sell. (See "Certain Transactions")

      (B) SECURITY OWNERSHIP OF MANAGEMENT.

      The following table, prepared from the records of the Company and from information furnished to it, sets forth, as of March 14, 1996, the number of shares of Common Stock beneficially owned by each director, the chief executive officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers") and all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                                     COMMON STOCK
NAME OF BENEFICIAL OWNER                             BENEFICIALLY OWNED        PERCENT OF CLASS
Robert J. Gaites                                         457,135 (1)(8)             9.1%
David W. Bernstein                                        29,100 (2)(3)               *
Joseph Mangino, Sr.                                       10,500 (3)                  *
Alvin Murstein                                            15,000 (3)                  *
Emil W. Solimine                                          18,500 (3)(4)               *
John Yanuklis                                            453,255 (5)(8)             9.0%
Edward Zieky                                                   0 (6)(8)               *
Eliott Zieky                                                   0 (6)(8)               *
Richard Schaefer                                           3,120 (7)                  *
All Officers and Directors as a group                  1,092,779                   21.7%
(12 persons) (9)

________________________
* Less than one percent of the outstanding shares of Common Stock.

      (1) Excludes 25,000, 25,000, 37,500 and 25,553 shares of Common Stock subject to presently exercisable options held by Mr. Gaites at exercise prices of $1.75, $4.75, $3.625 and $4.50 per share which expire on December 31, 1996, 1997, March 8, 2000 and March 12, 2001, respectively. Includes 2,000 shares held by Mr. Gaites' spouse as trustee for their son. Mr. Gaites disclaims beneficial ownership of such shares.

      (2) Includes 100 shares owned by Mr. Bernstein's wife. Mr. Bernstein disclaims beneficial ownership of such shares. Excludes 100,000 shares of Common Stock subject to a presently exercisable warrant held by Mr. Bernstein at an exercise price of $12.00 per share which expires on November 7, 1996.

      (3) Excludes 12,500 and 18,750 shares subject to presently exercisable options and 18,750 shares subject to options still requiring Stockholder ratification each held by the outside directors at an exercise price of $4.75, $3.625 and $4.50 per share which expire on March 9, 1997, March 8, 2000 and March 12, 2001, respectively.

      (4) 1,000 of these shares are owned by Emar, Ltd., of which Mr. Solimine is the sole shareholder and 17,500 of these shares are owned by Deye Limited Partnership of which Mr. Solimine is a general partner.

      (5) Excludes 9,000, 14,286, 22,737,  23,503  and  27,378 shares of Common
Stock subject to presently exercisable options held by Mr. Yanuklis at exercise prices of $1.125, $1.75, $4.75,$3.625 and $4.50 per share of which 23,286 expire on December 31, 1996, 22,737 expire on December 31, 1997, 23,503 expire on March 8, 2000 and 27,378 expire on March 12, 2001.

      (6) Excludes 1,684, 10,152 and 9,031 shares of Common Stock subject to a presently exercisable option held by each of Edward and Eliott Zieky at an exercise price of $4.75, $3.625 and $4.50 per share which expire on December 31, 1997, March 8, 2000 and March 12, 2001, respectively.

      (7)  Excludes 22,500, 51,429, 15,789, 27,586 and 22,222 shares  of Common
Stock subject to presently exercisable options held by Mr. Schaefer at exercise prices of $1.125, $1.75, $4.75, $3.625 and $4.50 per share, respectively. Of these options, 73,929 expire on December 31, 1996, 15,789 expire on December 31, 1997, 27,586 expire on March 8, 2000 and 22,222 expire on March 12, 2001.

      (8) The above-named director or member of management is a party to an agreement providing such individual with a right of prior notice and first refusal to purchase shares of Common Stock which any other party to the agreement desires to sell. (See "Certain Transactions")

      (9)   Excludes  942,438  shares  of  Common  Stock  subject  to presently exercisable options and warrants held by certain directors and executive officers of the Company at exercise prices ranging from $12.00 to $1.125 per share. Excludes 150 shares owned by a relative of Mr. Albert Brower. Mr. Brower disclaims beneficial ownership of such shares..

                        _______________________________

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      Certain of the Company's building supply centers are leased from corporations or partnerships wholly-owned by existing and former members of management, major stockholders and their families, including Messrs. Brower, Gaites, Guerin, Schaefer, Yanuklis, Young, Edward N. Zieky, Eliott Zieky and Ms. Sue Strober, as follows: 550 Hamilton Avenue, Brooklyn, New York, (current annual rental of $709,400); 370 West Merrick Road, Valley Stream, New York (current annual rental of $262,000); 345 West Merrick Road, Valley Stream, New York (current annual rental of $137,700); 102 North Route 9W, Congers, New York (current annual rental of $260,900); 125 Temple Hill Road, Vails Gate, New York (current annual rental of $69,500); Route 175 West, Hampton, New Jersey (current annual rental of $328,700); 363, 367, 405 Ellington Road, East Hartford, Connecticut (current annual rental of $350,400); and 580 Tolland Street, East Hartford, Connecticut (current annual rental $138,200).

      The Company believes that the leases with such affiliated parties, at the time the leases were entered into, were on terms no less favorable to the Company than it could have obtained in arms-length negotiations with unrelated third parties for similar locations in similar geographic areas. It is contemplated that all future locations of the Company will either be owned by the Company or leased from unrelated third parties.

      The Company, Sue Strober, certain current executive officers of the Company and certain former executive officers and directors of the Company (including the estate of Eric D. Strober) are parties to an agreement entered into in 1986 and subsequently amended providing such parties with prior notice and a right of first refusal to purchase shares of the Company's Common Stock which any of the parties desires to sell.

      During 1993, the Company refinanced its subordinated debt with the former owners of The General Building Supply Company which the Company purchased in 1988. This debt had a maturity date of January 15, 1994 in the amount of $3,500,000. On October 1, 1993, the subordinated noteholders exchanged $3,500,000 of subordinated notes ("old notes") for new subordinated notes ("new notes") in the like amount of $3,500,000. The "new notes" are due September 1, 1996 and were to be paid with 36 consecutive monthly payments of $97,222 plus interest at 8% per annum. Also, on October 1, 1993, the accrued interest on the "old notes" in the amount of $195,808 was paid and the noteholders surrendered warrants to acquire 300,000 shares of common stock at an exercise price of $2.00 per share.

      At December 31, 1995 two of the noteholders, Eliott Zieky and Edward Zieky, were employed by the Company as senior vice presidents. The amounts owed to Eliott Zieky and Edward Zieky at December 31, 1995 were $81,083 and $91,000, respectively. Edward Zieky's brother (who is also Eliott Zieky's first cousin) is a building contractor who purchased $388,000 of building supplies from the Company in 1995 on terms no less favorable to the Company that it could obtain in arms-length negotiations with unrelated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


      The following documents are filed as a part of this report:

      (a)(1)Financial Statements:

            Independent Auditors' Report
            Consolidated Balance Sheets at December 31, 1995 and 1994 Consolidated Statements of Operations for Years Ended December 31, 1995,
                1994 and 1993
            Consolidated Statements of Stockholders' Equity for Years Ended December 31, 1995,
                1994 and 1993
            Consolidated Statements of Cash Flows for Years Ended December 31, 1995, 1994 and
                1993
            Notes to Consolidated Financial Statements

            (2)Financial Statements Schedule required by Item 8 of this form is filed as an exhibit to this form:

            Schedule II Valuation and Qualifying Accounts

           (3)Exhibits:

            3(i) Restated and Amended Certificate of Incorporation of the Company incorporated by reference to Exhibit 3(i) to Quarterly Report on Form 10-Q for the three months ended June 30, 1995.

            3(ii) Restated  and  amended By-Laws of the Company incorporated by reference to Exhibit 3(ii) to Quarterly Report on Form 10-Q for the three months ended June 30, 1995.

            4(a)  Form of Common Stock Certificate incorporated by reference to
                  Exhibit 4(a) to Annual Report on Form 10-K for the year ended December 31, 1986.

            4(b) Amendatory Agreement dated December 14, 1990 as amended by Amendment No. 1 dated as of October 1, 1993 together with Amended and Restated Subordinated Note Due September 1, 1996 and form of Amendment to Employment Agreement incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

            4(c)              Reserved

            4(d)              Reserved

            4(e)  Form of Warrant Extension Amendment between Strober and David
                  W. Bernstein amending the Warrant Agreement between Strober and David W. Bernstein dated November 6, 1988 incorporated by reference to Exhibit 4(e) to Annual Report on Form 10-K for the year ended December 31, 1991.

            10(a) 1986   Non-Qualified   Stock   Option  Plan  incorporated  by
                  reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 33-71968), filed on November 16, 1993.

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

            10(e) Form of Lease between:  (i) JNR Realty Company  and Strober -
                  L.I. Bldg. - Supply Centers, Inc.; (ii) Strober Realty Company and Strober Bros. Inc. Bldg. Supply Centers, Inc.;
                  (iii) SCONN Realty and Strober Connecticut Bldg. Supply Centers, Inc.; and (iv) SY Realty Corp. and Strober - King Bldg. Supply Centers, Inc. incorporated by reference to
                  Exhibit   10(f)   to   Amendment   No.  1  to  the  Company's
                  Registration Statement on Form S-1 (Commission File No. 33-9348), filed on November 4, 1986 and Exhibit 10(f) to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Commission File No. 33-9348), filed on November 7, 1986.

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

            10(n) Metal and Roofing  Contract  between  Strober-Price  Building
                  Supply Corp. and Local 282 effective January 1, 1991 incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K for the year ended December 31, 1990.

            10(o) Lease  dated June 14,  1991  between  The  Chapin  Trust  and
                  Strober Building Supply Center, Inc., incorporated by reference to Exhibit 10(w) to Annual Report on Form 10-K for the year ended December 31, 1991.

            10(p) Agreements between The General  Building  Supply  Company and
                  Grocery, Bakery, Construction Drivers and Helpers, Teamsters Local Union 559, for the years 1995 through 1998 incorporated by reference to Exhibit 10(p) to Annual Report on Form 10-K for the year ended December 31, 1994.

            10(q) Form  of  Senior  Subordinated Note due September 1, 1996 and
                  form of Employment  Agreement  incorporated  by  reference to
                  Exhibit 10(q) to Annual Report on Form 10-K for the year ended December 31, 1993.

            10(r) Credit Agreement dated as of  December  9,  1994  between and among the Company, certain of its subsidiaries and The Chase Manhattan Bank (National Association) incorporated by reference to Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 1994.

            10(s) Contract  between  the  Marda  Group  of  Building  Materials
                  Distributors, Inc. and International Brotherhood of Teamsters, Chauffeurs, Warehousemen of Local 807 and Helpers of America for the period ending December 3, 2000.

            10(t) Form    of   The   Strober   Organization,   Inc.   Fiduciary
                  Reimbursement and Indemnification Agreement, incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K for the year ended December 31, 1992.

            10(u) Addendum to Lease dated  December 23, 1993 by and between The
                  Chapin Trust and Strober Building Supply Center, Inc. incorporated by reference to Exhibit 10(u) to Annual Report on Form 10-K for the year ended December 31, 1993.

            10(v) Memorandum  of  Agreement by and between Local 282,  IBT  and
                  Strober Long Building Material Centers, Inc. incorporated by reference to Exhibit 10(v) to Annual Report on Form 10-K for the year ended December 31, 1993.

            10(w) 1993  Outside  Director  Stock Option  Plan  incorporated  by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 33-71766), filed November 16, 1993.

            10(x) Form of 1994 Non-Qualified Stock Option Agreement between the
                  Company and each of its outside directors incorporated by reference to Exhibit 10(x) to Annual Report on Form 10-K for the year ended December 31, 1993.

            10(y) Lease effective May 1,  1995  by and among Carman Road Realty
                  Inc. and Broad Properties Inc. and Strober Long Island Building Materials Centers, Inc. incorporated by reference to
                  Exhibit 10(y) to Annual Report on Form 10-K for the year ended December 31, 1994.

            10(z) Form  of  Master Capital Lease Agreement between the  Company and The Chase Equipment Leasing Inc. dated as of March 24, 1995 incorporated by reference to Exhibit 10(z) to Quarterly Report on Form 10-Q for the three months ended March 31, 1995.

            10(aa)1995  Outside Director  Stock  Option  Plan  incorporated  by reference  to  Exhibit  4.1  to  the  Company's  Registration
                  Statement on Form S-8 (Commission File No. 333-693), filed February 5, 1996.

            10(bb)Commercial Space  Lease dated October 6, 1995 between Michael
                  Albarell and Strober Building Supply Center, Inc.

            10(cc)Agreement dated May 15, 1995 between Carman Road Realty, Inc.
                  and Broad Properties, Inc. (as landlord) and Strober Long Island Building Material Centers, Inc.

            21 List of Subsidiaries of the Company incorporated by reference to Exhibit 22(a) to Annual Report on Form 10-K for the year ended December 31, 1994.

            23    Consent of Independent Auditors.

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K.

      During the three month period ended December 31, 1995, the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE STROBER ORGANIZATION, INC.


                                 By:    /S/ ROBERT J. GAITES
                                        Robert J. Gaites, Chief
                                        Executive Officer and President
Dated:  March 26, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                    Title                        Date

/S/ ROBERT J. GAITES    Chief Executive Officer,      March 26, 1996
Robert J. Gaites        President and Chairman
                        of the Board

/S/ DAVID J. POLISHOOK    Principal Accounting and    March 26, 1996
David J. Polishook      Financial Officer, Secretary
                        and Treasurer

/S/ JOHN YANUKLIS       Executive Vice President      March 26, 1996
John Yanuklis           and Director

/S/ ELIOTT S. ZIEKY     Senior Vice President         March 26, 1996
Eliott Zieky            and Director

/S/ DAVID W. BERNSTEIN  Director                      March 26, 1996
David W. Bernstein

/S/ JOSEPH MANGINO, SR. Director                      March 26, 1996
Joseph Mangino, Sr.

/S/ ALVIN MURSTEIN      Director                      March 26, 1996
Alvin Murstein

/S/ EMIL W. SOLIMINE    Director                      March 26, 1996
Emil W. Solimine

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                  Index to Consolidated Financial Statements





         Independent Auditors' Report ........................................F1




         Financial Statements:

            Consolidated Balance Sheets as of December 31, 1995 and 1994......F2

            Consolidated Statements of Operations for the years ended  December
              31, 1995, 1994 and 1993.........................................F3

            Consolidated Statements of Stockholders' Equity for the years ended
              December 31, 1995, 1994 and 1993................................F4

            Consolidated Statements of Cash Flows for the  years ended December
              31, 1995, 1994 and 1993.........................................F5

         Notes to Consolidated Financial Statements...........................F6



         The   following   financial   statement   schedule   of   The  Strober
         Organization, Inc. and subsidiaries is included in Item 14(a)(2):

            Schedule II - Valuation and Qualifying Accounts...................S1

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have not been included.

                         INDEPENDENT AUDITORS' REPORT


      Board of Directors
      The Strober Organization, Inc.:


      We have audited the consolidated financial statements of The Strober Organization, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Strober Organization, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       KPMG PEAT MARWICK LLP

      Jericho, New York
      March 1, 1996

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1995 and 1994

                                (In thousands)

                                ASSETS                                   1995     1994
Current assets:
   Cash and cash equivalents                                          $  6,007    3,890
   Accounts receivable, net of allowance for doubtful accounts of
   $2,321 and $2,320 in 1995 and 1994, respectively                     15,907   16,651
   Inventory                                                            10,305   10,741
   Deferred income taxes                                                   921      926
   Other current assets                                                    347      350
                    Total current assets                                33,487   32,558

Property and equipment, net                                              3,627    2,518
Goodwill, net of accumulated amortization of $1,661 and $1,451
   in 1995 and 1994, respectively                                        6,726    6,936
Other assets                                                               704      637

                    Total assets                                      $ 44,544   42,649

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt                                  908    1,233
   Accounts payable                                                      4,738    5,056
   Income taxes payable                                                    791      834
   Accrued salaries and bonuses                                          1,345    1,342
   Accrued taxes, other than income taxes                                  362      615
   Accrued interest                                                        205      192
   Other accrued liabilities                                             1,447    1,442
                    Total current liabilities                            9,796   10,714

Long-term debt, less current installments                                1,224    1,171
Deferred income taxes                                                        -       77
                    Total liabilities                                   11,020   11,962

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000 shares authorized
     and unissued 							     -        -
   Common stock, $.01 par value, 20,000 shares authorized; issued:
     5,178 shares in 1995 and 5,167 shares in 1994; outstanding:
     4,987 shares in 1995 and 5,055 shares in 1994                          52       52
   Additional paid-in capital                                            7,029    7,013
   Retained earnings                                                    27,189   24,107
   Less:  Treasury stock, at cost, 191 shares in 1995 and 112 shares
     in 1994								  (746)    (485)
                    Total stockholders' equity                          33,524   30,687

Commitments and contingencies

                    Total liabilities and stockholders' equity        $ 44,544   42,649

See accompanying notes to consolidated financial statements.

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years ended December 31, 1995, 1994 and 1993

                     (In thousands, except per share data)



                                                        1995      1994     1993
      Net sales                                      $ 125,813   125,378   118,975
      Cost of goods sold                                92,627    92,708    87,272

                 Gross profit                           33,186    32,670    31,703

      Selling, general and administrative expenses      27,858    28,395    28,090
      Amortization of goodwill and non-competition
         agreement                                         210       210       268

                 Income from operations                  5,118     4,065     3,345

      Other income (expense):
         Interest expense                                 (228)      (667)    (880)
         Interest income                                   480        422      353
         Other                                             (22)       (87)    (260)

                 Income before income taxes              5,348      3,733    2,558

      Provision for income taxes                         2,266    1,157        908

                 Net income                          $   3,082    2,576      1,650

      Net income per common share                    $     .59      .50        .33

      Weighted average number of shares outstanding      5,247    5,165      5,031


      See accompanying notes to consolidated financial statements.

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1995, 1994 and 1993

                                (In thousands)


                              COMMON STOCK
                            Number             Additional
                              of                paid-in    Retained    Treasury
                            SHARES    AMOUNT    CAPITAL    EARNINGS      STOCK     TOTAL
Balance at December 31,
   1992                     5,021    $  50       6,580      19,881         -      26,511

Net income                     -        -           -       1,650         -       1,650
Exercise of stock options    139        2         406           -         -         408

Balance at December 31,
   1993                    5,160       52       6,986      21,531         -      28,569

Net income                     -        -           -       2,576         -       2,576
Exercise of stock options      7        -          27           -         -          27
Purchase of treasury stock     -        -           -           -          (485)       (485)

Balance at December 31,
   1994                    5,167       52       7,013      24,107          (485) 30,687

Net income                     -        -           -       3,082         -       3,082
Exercise of stock options     11        -          16           -         -          16
Purchase of treasury stock     -        -           -           -          (261)        (261)

Balance at December 31,
   1995                    5,178    $  52       7,029      27,189          (746) 33,524



See accompanying notes to consolidated financial statements.

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1995, 1994 and 1993

                                (In thousands)

                                                                1995     1994      1993
Cash flows from operating activities:
   Net income                                                  $ 3,082    2,576    1,650
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                           1,129    1,226    1,159
        Provision for estimated losses on accounts receivable     566      968    1,548
        Amortization of goodwill and non-competition
          agreement                                               210      210      268
        Benefit for deferred income taxes                         (72)    (423)    (478)
        Changes in operating assets and liabilities:
          Accounts receivable                                     178     (296)  (2,442)
          Inventory                                               436     (574)    (740)
          Other assets                                            (84)     454      (51)
          Accounts payable                                       (318)    (394)     758
          Income taxes payable                                    (43)    (838)   1,222
          Accrued expenses                                       (232)    (250)   1,795

Net cash provided by operating activities                       4,852    2,659    4,689

Cash flows from investing activities:
   Additions to property and equipment, net                      (576)    (424)    (287)

Cash flows from financing activities:
   Repayment of long-term debt                                 (1,914)  (1,969)  (4,500)
   Proceeds from long-term debt                                     -        -       92
   Proceeds from exercise of stock options                         16       27      408
   Change in restricted cash                                        -    1,000        -
   Payment for treasury stock                                    (261)    (485)       -

Net cash used for financing activities                         (2,159)  (1,427)  (4,000)

Net increase in cash                                            2,117      808      402

Cash at beginning of year                                       3,890    3,082    2,680

Cash at end of year                                             6,007    3,890    3,082

See accompanying notes to consolidated financial statements.

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1995, 1994 and 1993



(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS

    The Strober Organization, Inc. and its subsidiaries (the Company) supply building materials to professional building contractors from eleven building supply centers in New York, New Jersey, Connecticut and Pennsylvania.

   The  Company  currently  has  over 3,000 active customers,  with  no  single customer accounting for more than 2% of the Company's total sales during 1995. The Company sells a broad selection of building materials including lumber and plywood, gypsum wallboard and other drywall products, millwork, roofing, acoustical materials, siding products, insulation materials, metal specialties, hardware and tools. The sales of lumber, gypsum wallboard and millwork collectively accounted for an estimated 73%, 73% and 74% of the Company's total sales in 1995, 1994 and 1993, respectively.

   PRINCIPLES OF CONSOLIDATION

    The consolidated  financial  statements include the accounts of The Strober
       Organization,  Inc.  and  its  wholly-owned  subsidiaries.   Significant
       intercompany balances and transactions have been eliminated.

     INVENTORIES

    Inventories consist of finished goods held for resale and are stated at the lower of cost or market, utilizing the average cost method.

   PROPERTY AND EQUIPMENT

    Property  and equipment are stated  at  cost.   The  Company  provides  for
       depreciation and amortization utilizing the straight-line method by charges to operations over the estimated useful lives or, with respect to leasehold improvements, the shorter of the useful life or remaining lease term. The established useful lives are seven to ten years for delivery equipment, machinery, furniture and fixtures and two to ten years for leasehold improvements.

     GOODWILL AND DEFERRED COSTS

    Goodwill and deferred costs resulted from the Company's acquisition  of The
       General Building Supply Company in 1988. Of the total purchase price, $3.5 million was allocated to a non-competition provision with certain present and former officers of General, which was amortized on a straight-line basis over the five year period ending in January 1993. Approximately $8.4 million of excess of acquisition costs over fair value of the net assets acquired (goodwill) is being amortized on a straight-line basis over forty years. The Company continually evaluates the recoverability of this intangible asset by assessing whether the amortization of the goodwill balance over its remaining life can be recovered through expected undiscounted future operating cash flows.

   INCOME TAXES

   The Company accounts for income taxes under the asset and liability  method.
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

   NET INCOME PER COMMON SHARE

   Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options and warrants.

   STATEMENT OF CASH FLOWS

   The Company considers all  short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. Cash equivalents are $4,827,000 at December 31, 1995. There were no cash equivalents at December 31, 1994.

   Amounts paid for interest and income taxes for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                    1995    1994  1993

                    Interest       $  172    524   859

                    Income taxes   $2,256  2,418   165


   In 1995, the Company acquired $1,642,000 of equipment financed by capital leases.

   USE OF ESTIMATES

   The  preparation  of  financial  statements  in  conformity  with  generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
   The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, as well as general economic conditions. Consequently, an adverse change in these factors could effect the Company's estimate of these bad debts. The Company as a policy, does not require collateral from its customers.

(2)PROPERTY AND EQUIPMENT

   Property and equipment, net of accumulated  depreciation  and  amortization, consists of the following (in thousands):
                                            1995   1994

               Delivery equipment        $ 6,367  5,852
               Machinery and equipment     1,706  2,054
               Furniture and fixtures      2,388  2,504
               Leasehold improvements      2,215  2,553
                                          12,676 12,963

               Accumulated depreciation
                  and amortization         9,049 10,445

                                         $ 3,627  2,518


(3)FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value of a financial instrument is defined as the amount  at  which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments approximate fair value at December 31, 1995 and 1994.

(4)LONG-TERM DEBT

   Long-term debt at December 31, 1995 and 1994 consists of the following (in thousands):

                                               		  	1995       1994

             Revolving credit facilities (a)   			$   -         -
             Subordinated note payable (b)     			  583     2,042
             Installment notes payable, due monthly through
               1995 with interest rates principally at the
               prime rate plus 1/2%, secured by certain
               equipment (c)                    		    -        11
             Capital lease obligations (d)  			1,493         -
             Other                                                 56       351
                                                                2,132     2,404
             Less current installments                            908     1,233

                                                               $1,224     1,171


   (a)In December 1994, the Company entered into a $10,000,000 revolving working capital agreement. The term of the agreement is two years expiring January 31, 1997 and may be extended at the option of the Company for an additional one year period. As collateral for the agreement, the Company pledged its accounts receivable and the available advance is based on 75% of eligible accounts receivable, as defined. The credit facility bears interest at 1/2 of 1% over the bank's prime rate or, at the option of the Company, at various fixed interest rates. The credit agreement contains various covenants including the maintenance of debt coverage and leverage ratios. There was no outstanding balance under the credit facility at December 31, 1995 and 1994.

   (b)The subordinated note payable was issued pursuant to the acquisition of The General Building Supply Company in January 1988 and was due on January 15, 1994. The note bore interest at 10% per annum with 8% payable monthly and 2% added to the notes. At the noteholders option, the accrued interest of 2% could have been used to purchase a warrant to acquire 300,000 shares of common stock at an exercise price of $2.00 per share. The warrants expired in December 1995 without being exercised.

      In October 1993, the Company and noteholders renegotiated the terms of the subordinated notes payable. The new notes bear interest at 8% per annum to be paid in 36 consecutive payments of $97,222 plus interest through September 1996. In addition, the accrued interest on the notes in the amount of $196,000 was paid in 1994 as the noteholders elected not to purchase the warrant.

      At December 31, 1995, two of the noteholders are employed by the Company as senior vice presidents. The amounts owed to these individuals at December 31, 1995 totaled $172,083 and at December 31, 1994 totaled $602,292.

   (c)The installment notes payable were funded pursuant to a secured equipment line of credit. Under this line, the Company was able to borrow at a floating rate of prime rate plus 1/2%. The notes are repaid in equal monthly principal payments over 36 to 48 month periods depending on the amount of the loan.

   (d)In March 1995, the Company entered into a master lease agreement with Chase Equipment Leasing Inc. to lease certain equipment which provides for a monthly rental payment adjusted upon changes in the one month London Interbank Offered Rate. The current noncancellable lease term is 60 months. The minimum annual payments for the capital lease obligations are as follows:

                    Year ended December 31:
                    1996                   $  384,000
                    1997                      384,000
                    1998                      384,000
                    1999                      384,000
                    2000                      217,000

           Total minimum lease payments     1,753,000

           Less amounts representing
             interest (at rates varying
             from 7.4% to 7.6%)               260,000

           Present value of net minimum
             lease obligations             $1,493,000


   (e)The aggregate annual maturities of long-term debt (excluding capital lease obligations) are approximately as follows: 1996, $624,000; 1997, $15,000; and none thereafter.

(5)INCOME TAXES

   The components of the income tax expense (benefit) are as follows (in thousands):

                           	         1995    1994    1993
                  Current:
                    Federal	       $1,849    1,356   1,139
                    State and local	  489      224     248
                      Total current	2,338    1,580   1,387

                  Deferred:
                    Federal              (103)      68   (246)
                    State and local        23      153    166
                      Total deferred      (80)     221    (80)

                  Change in valuation
                    allowance               8     (644)  (399)

                                      $ 2,266    1,157    908


   The income tax expense differs from the amount that would result by applying the applicable Federal statutory rate of 34% to income before income taxes due to the following (in thousands):

                                          1995    1994  1993

          Provision at the statutory
	    rate 			$1,818   1,269   870

          Increases (decreases):
             State and local income
	      taxes, net of Federal
	      benefit                      338     323   273
             Nondeductible goodwill         71      71    71
             Disallowance of partnership
              losses			     -       -   220
             Discharge of White Rim
	      note payable not taxable       -       -  (153)
             Change in valuation allowance   8    (644) (399)
             Other, net                     31     138    26

                                       $ 2,266   1,157   908

   During  1993, the Company recorded a provision for interest expense  related to a proposed disallowance by the Internal Revenue Service of partnership losses deducted by the Company on its 1980 and 1981 Federal, New York State and New York City income tax returns. These partnership losses resulted from the Company's investment in limited partnership interests in White Rim Oil & Gas Associates 1980-II (White Rim). A class action lawsuit brought by White Rim's limited partners (and which the Company was a party to) against the general partner has been settled with the discharge of the liability of the limited partners for the balance of their unpaid investment in the partnership as represented by the notes payable. The interest expense provision of $710,000 has been offset by the discharge of the Company's note payable to White Rim in the amount of $450,000, resulting in a net expense of $260,000 which is reflected as other expense in the accompanying consolidated statement of operations for the year ended December 31, 1993.

    The additional Federal, State and City income taxes due as the result of the disallowances of approximately $220,000 is included in income tax expense for the year ended December 31, 1993.

    The  tax  effect  of  temporary differences that give rise  to  significant portions of the net deferred tax asset at December 31, 1995 and 1994 (in thousands):
                                              1995   1994
             Deferred tax asset:
               Accounts receivable          $  960     987
               Inventory                        53      52
               Accrued expenses                176     295
               Depreciation                    140       -
               State net operating loss carryforwards,
                 net of Federal benefit        705     697
                   Total gross deferred tax asset2,0342,031

               Valuation allowance                 (1,113)  (1,105)

                   Total deferred tax asset    921     926

                 Deferred tax liability:
               Fixed assets                      -        (77)

                   Net deferred tax asset   $  921     849

    The net increase in the valuation allowance for the year ended December 31,
       1995 was $8,000 which was attributable to the creation, utilization and expiration of state income tax carryforwards. The net decreases in the valuation allowance for the years ended December 31, 1994 and 1993 were $644,000 and $399,000, respectively, which were attributable to the utilization of the Federal alternative minimum tax carryforwards and state income tax carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Based upon the ability to carryback deductible amounts that are scheduled to reverse in the next three years, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1995.

(6)STOCK OPTION PLANS

    The  Company  has  a  non-qualified  stock  option  plan which provides for granting of options to executive officers, key employees and other persons whose efforts are expected to be of substantial benefit to the Company. Options are granted at an exercise price equal to the market value of the common stock at the date of grant. The options become exercisable on the date of grant, and must be exercised within three to five years of the grant date. The Company amended the number of shares available under this plan from 600,000 to 800,000 shares in 1994.

   In March 1993, the Company established  a  stock option plan for its outside directors pursuant to which each existing director as of March 1993 and all new outside directors upon their election to the Board shall be granted an option for 10,000 shares of the Company's common stock. During 1993, the Company issued 40,000 options of the 60,000 options available under the Plan. During 1994, the Company amended the number of options available under the Plan from 60,000 to 110,000 and granted an additional 12,500 options to each of the Company's four outside directors. The options are granted at an exercise price equal to the closing market price on the date of grant, vest immediately and expire within three years of the date of grant.

   On March 8, 1995, the Company established an additional stock option plan for its outside directors pursuant to which each outside director was granted an option for 18,750 shares of the Company's common stock. The options are granted at an exercise price equal to the closing market price on the date of grant, vest immediately and expire within five years of the date of grant.

   Changes in options outstanding for the three years ended December 31, 1995 are as follows:

                                     		    Number     Price
                               		         OF SHARES   PER SHARE

              Balance - December 31, 1992	   222,832   1.13 - 3.38

                Options granted                    173,929       1.75
                Options exercised                (139,092)   1.13 - 3.00
                Options terminated                (26,523)       3.00

              Balance - December 31, 1993         231,146    1.13 - 3.38

                Options granted                   165,730        4.75
                Options exercised                  (7,704)       3.38
                Options terminated                (5,926)        3.38

              Balance - December 31, 1994        383,246     1.13-4.75

                Options granted                  258,542         3.63
                Options exercised                (10,766)    1.13-1.75
                Options terminated                     -         -

              Balance - December 31, 1995        631,022     1.13-4.75


    In October 1995, the Financial Accounting  Standards Board issued Statement
       No.123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in 1996, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

(7)STOCKHOLDERS' EQUITY

    In connection with the Company's initial public offering of its common stock on November 7, 1986, the Company sold a warrant to a director exercisable into 100,000 common shares at $12.00 per share.

    In exchange for the director agreeing to provide advisory services for a period of five years, the director's warrant was extended to November 1996. No expense was recorded since the exercise prices of the warrant was above the market price of the Company's common stock ($1.00 per share) on the date of the extension.

    In  December  1990,  a  major  shareholder  made  a  cash  contribution  of
       $2,200,000 to the Company. In exchange, the Company issued the shareholder a warrant to purchase 300,000 shares of common stock through December 14, 1995 at an exercise price of $3.25 per share. The Company valued the warrant at $300,000 and the balance of the payment received was reflected as an additional capital contribution. The warrants expired in December 1995 without being exercised.

    In November 1990, the Company  received insurance proceeds from policies on
       the life of the Company's late  chairman,  Mr.  Eric  D.  Strober.   The
       Company was obligated under a stock repurchase agreement to use $8,448,000 of the proceeds to purchase the Company's common stock from Mr. Strober's estate. In accordance with the agreement, the Company withheld $845,000 to pay the estimated Federal alternative minimum tax related to the insurance proceeds. To the extent the actual alternative minimum tax paid on the Company's 1990 Federal tax return was less than the $845,000 withheld and to the extent the alternative minimum tax is used in subsequent years to reduce current Federal taxes payable, the Company was required to offer to purchase additional shares from Mr. Strober's estate at the then market price.

    The alternative minimum tax paid on the Company's  1990  Federal tax return attributable to the life insurance proceeds was $117,000 less than the $845,000 withheld and the Company utilized alternative minimum tax carryforwards of $241,000 and $485,000 in 1995 and 1993, respectively. The Company purchased from Mr. Strober's estate 55,667 shares at $2.098 per share in June 1991, 111,789 shares at $4.33 per share in December 1994 and 63,812 shares at $3.78 per share in October 1995, which represented the market prices of the Company's common stock when the alternative minimum tax amounts were calculated. As the alternative minimum tax carryover was fully exhausted during 1994, no further shares are eligible for redemption by Mr. Strober's estate.

(8)EMPLOYEE BENEFIT PLANS

   The Company has adopted a discretionary defined contribution plan for all employees who have completed one year of service, attained age 21, and are not a party to a collective bargaining agreement in which such benefits are provided. The amount of the annual plan contribution is at the sole discretion of the Board of Directors. A contribution of $275,000, $250,000 and $175,000 was made for the years ended December 31, 1995, 1994 and 1993, respectively.

    Contributions  to  union  sponsored,  multiemployer  pension   plans   were
       approximately $193,000, $186,000 and $177,000, for the years ended December 31, 1995, 1994 and 1993, respectively. These plans are not administered by the Company and contributions are determined in accordance with the provisions of negotiated labor contracts. In 1994, the Company elected to withdraw from one of the three union plans to which it contributes, effective July 1995. The Company will be required to contribute a withdrawal assessment of approximately $262,000 which has been included in other accrued liabilities at December 31, 1995. The employees covered under this plan participate in a separate Company sponsored defined contribution plan which was established on July 1, 1995. The Company has no present intention of withdrawing from the remaining two plans and management believes that should the Company elect to withdraw from these plans, any withdrawal liability would not be material to the consolidated financial position or operations of the Company.

(9)QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following table sets forth unaudited quarterly financial information for 1995 and 1994:

                                  First    Second    Third    Fourth
                                 QUARTER   QUARTER   QUARTER  QUARTER
                           (in thousands, except per share amounts)
          1995:
             Revenues           $28,167    34,035    33,864   29,747
             Gross profit         7,390     8,810     9,043    7,943
             Net income             239       988     1,134      721
             Net income per
                 common share       .05       .19       .21      .14

          1994:
             Revenues           $20,455    34,709    36,368   33,846
             Gross profit         5,679     8,706     9,517    8,768
             Net income (loss)     (632)      958     1,314      936
             Net income (loss)
              per common share     (.12)      .19       .25      .18

   (10)COMMITMENTS AND CONTINGENCIES

   The Company has non-cancelable  leases  for various facilities and equipment under operating leases. Rental expense was approximately $2.9 million, $3.0 million and $2.8 million for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum annual rental payments for the next five years under these leases as of December 31, 1995 are approximately $3.1 million for 1996; $2.0 million for 1997; $1.1 million for 1998; $.4 million for 1999 and $.1 million for 2000.
   The Company's building  supply  centers in Brooklyn, Valley Stream, Congers,
      Vails Gate, Hampton and East Hartford are leased from corporations and partnerships that are controlled by current and past members of management and/or their families. The terms of the leases with such affiliated  parties,  at  the time the leases  were  entered  into,  were believed to be no less favorable to the Company than it could have obtained in arm's-length negotiations with unrelated parties. The aggregate annual rental on such properties was approximately $2.2 million in 1995, $2.3 million in 1994 and $2.1 million in 1993.

   The  Internal  Revenue  Service  is conducting examinations of the Company's
      Federal income tax returns for the years 1989 through 1992. Management believes that the ultimate resolution of these examinations will not result in a material adverse impact on the Company's consolidated financial position or operations.
   During 1991, the prior owner of property previously leased  by  the  Company advised the Company that he would be seeking contribution for unspecified costs and expenses incurred in connection with the remediation of two leaking underground storage tanks located on the property. In May 1993, the New Jersey Department of Environmental Protection (DEP) advised the Company that it was jointly and severally liable, along with the prior owner, for compliance with the New Jersey regulations governing underground storage tanks and demanded the submission of a remedial action workplan. To date, submissions of the workplan and any follow-up letters have been supplied by the prior owner. The DEP has not required separate submissions from the Company. In 1994, the prior owner filed a complaint against the Company which seeks recovery of cleanup costs and other damages which, at December 31, 1995, range between $300,000 and $400,000. The Company has notified its insurers of the complaint and they have agreed to defend the Company but reserve their right to not indemnify the Company for any losses. The Company continues to deny any liability and will vigorously oppose the claim. Management does not believe the ultimate outcome of this matter will have a material adverse effect on its consolidated financial position or operations.

   The Company is a defendant in litigation arising from the normal conduct of its affairs. Management is of the opinion that any litigation in which the Company is a defendant is covered by its liability insurance.

                                                                    SCHEDULE II


                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





              Col.A                 	     Col.B     		Col.C     	Col.D     	Col.E


                              		      Balance at	Charged to      	  	Balance at
                            		      Beginning		Costs and             	  	end of
         CLASSIFICATION   		      OF PERIOD		EXPENSES 	DEDUCTIONS	(1)PERIOD
Year ended December 31, 1993:
   Allowance for doubtful accounts
    (deducted from accounts receivable)		$1,220,000	1,548,000	732,000		2,036,000

Year ended December 31, 1994:
   Allowance for doubtful accounts
    (deducted from accounts receivable)		$2,036,000	  968,000	684,000 	2,320,000

Year ended December 31, 1995:
   Allowance for doubtful accounts
    (deducted from accounts receivable)		$2,320,000	  566,000	565,000 	2,321,000


(1)Deductions relate to uncollectible accounts charged off to the allowance for doubtful accounts, net of recoveries.


                              EXHIBIT INDEX

EXHIBIT                              DESCRIPTION                SEQUENTIALLY
NUMBER                                                          NUMBERED PAGE

10(s)                Contract between the Marda Group of
                     Building Materials Distributors, Inc. and
                     International Brotherhood of Teamsters,
                     Chauffeurs, Warehousemen of Local 807 and
                     Helpers of America for the period ending
                     December 3, 2000.
10(bb)               Commercial Space Lease dated October 6,
                     1995 between Michael Albarell and Strober
                     Building Supply Center, Inc.
10(cc)               Agreement dated May 15, 1995 between
                     Carman Road Realty, Inc. and Broad
                     Properties, Inc. (as landlord) and Strober
                     Long Island Building Material Centers,
                     Inc.
23                   Consent of Independent Auditors
27                   Financial Data Schedule

                              EXHIBIT 10(S)

Contract between the Marda Group of Building Materials Distributors, Inc.
        and International Brotherhood of Teamsters, Chauffeurs,
            Warehousemen of Local 807 and Helpers of America
                 for the period ending December 3, 2000.

                                1995-2000





                                  MARDA


                             GROUP CONTRACT

                        TRUCK DRIVERS LOCAL UNION
                                NO.  807





                          Affiliated with the
                      INTERNATIONAL BROTHERHOOD OF
                   TEAMSTERS, CHAUFFEURS, WAREHOUSEMEN
                         AND HELPERS OF AMERICA









                            32-43 49TH STREET
                       LONG ISLAND CITY, NY  11103
                        TELEPHONE (718) 726-2525

SECTION 1.  UNION SECURITY
   (a)Recognition of the Union (Local 807 International Brotherhood of Teamsters) and the Union Shop Provisions:
      In order to carry out the purpose of this agreement all employees shall be required, as a condition of employment, to be members of the Union, thirty
(30) working days after the beginning of their employment of thirty (30) working days after the signing of this agreement, whichever is latest.
   (b)The Superintendent or man in charge shall, immediately notify the Union in writing, of the employment of any man who, under this agreement, is required to be a member of the Union. Upon notice from the Union that any employee who has been working for more than thirty (30) working days has failed to tender the periodic dues and initiation fee uniformly required as a condition of acquiring and retaining membership, the Employer agrees to discharge such employee within seven (7) days after the receipt of written notice from a properly authorized official of the Union.
   (c)DUES CHECK-OFF. The Employer agrees to accept all appropriate authorizations from bargaining unit employees with respect to payroll deductions for Union dues and initiation fees and, following receipt of said authorization(s), to deduct such dues and initiation fees for all periods of employment following the 31st day of employment.

SECTION 2.  DURATION OF AGREEMENT
   This contract shall be operative commencing with the 4th day of December 1995, and shall terminate and expire five (5) years later, on the 3rd day of December, 2000.

SECTION 3.  WORK DAY & WORK WEEK
   (a)The regular day's work may commence any time between 5:00 A.M. and 8:00 A.M. All work done before 5:00 A.M. shall be considered overtime. Eight (8) hours shall constitute a minimum day's work from Monday to Friday inclusive. All work in excess of eight (8) hours per day shall constitute overtime. The overtime rate shall be one and one-half (1 1/2) times the straight time rate. Overtime cannot be refused. The Employer shall give reasonable notice of overtime where possible.
   (b) One (1) hour shall be allowed for lunch between the hours of 11:30 A.M. and 1:30 P.M.
   (c)Where an employee reports for work after the scheduled starting time, special consideration shall be given to delays caused by emergency conditions or Acts of God.
   (d)Any work done on Saturday shall be considered overtime and paid for at the rate of time and one-half with a minimum of five (5) hours twenty (20) minutes work guaranteed.
   (e)Any work done on Sunday shall be paid for at two and one-half (2 1/2) times the straight time rate.
   (f)Any work performed on a Saturday holiday will be paid for at three (3) times straight time plus holiday pay.

SECTION 4.  SECOND AND OFF-SHIFT WORK
   (a)SECOND SHIFT. In the event any Employer shall provide for and maintain a second shift of work, which shall be defined as a full shift of work commencing after 4:00 P.M., the employees engaged in such second-shift work shall receive their regular rate of compensation provided for in the agreement, plus a second shift differential of thirty (30) cents per hour.
   (b)OFF SHIFT. Any shop may start an "off-shift", commencing at 11:00 A.M., pursuant to the following terms and conditions:
      i.Seniority shall prevail in the staffing of such a shift.
      ii.The shift must be for a minimum of five (5) days.
      iii.The persons employed on the shift on Monday remains on the shift for the entire week.
      iv.Employees on such off-shift shall receive a thirty (30) cent per hour differential.
      v.Any shop working a second shift may not work on off-shift.

SECTION 5.  TRIAL PERIOD
   When an Employer hires additional or replacement employees their trial period shall be three (3) months.

SECTION 6.  REPORTING LATE FOR WORK
   Each company shall provide a telephone answering device or service that employees may access during hours where the place of business is closed.
   Where an employee will report to work more than 1/2 hour after the scheduled starting time, the employee must call said answering device or service in advance to notify the company of such lateness, except in the case of an Act of God or a provable extreme emergency.
   If the employee fails to do so, the employer shall have the option to send such employee home when he reports to work.
   If the company fails to use the answering device or service and no Supervisor is present to receive such call, this paragraph shall not be effective.

SECTION 7.  SENIORITY
   (a)Seniority shall prevail in that the Employers and employees recognize the general principle that senior employees shall have preference to work at the job for which is highest, so long as they are qualified and, where there is more than one (1) shift, to choose their shift. Seniority does not give an employee the right to choose a specific unit, run, trip or load.
   (b)The job must be manned at all times in that the qualified man or men with the least seniority must perform the work.
   (c)With respect to overtime, seniority shall prevail only as to starting time (except as set forth in (h) below).
   (d) An employee must work thirty (30) days within a sixty (60) calendar day period before he can be placed on the seniority list.
   (e)Seniority shall not apply to employees hired as summer help (employed between May 1st and July 1st, and terminated prior to October 1st).
   (f)Seniority shall be lost by:
      (1)Unauthorized leave of absence.
      (2)Unauthorized failure to report for work for five (5) consecutive days when work is available.
      (3)Employees who are absent because of a proven illness or injury shall retain their seniority.
   (g)When it becomes necessary to reduce the working force, the last man on the seniority list shall be laid off first; when the force is again increased, the man last laid off shall be first to return to work.
   (h)       Seniority shall not prevail:
      (1)With respect to starting time, when warehousemen may be called in first to load or unload trucks.
      (2)With respect to days where there are no deliveries scheduled due to weather conditions or other unusual circumstances, when warehousemen may be called in to perform warehouse work only.
   (i)Senior warehousemen and drivers shall be asked first to perform any work. In the event senior men are unable to perform the work, the junior man or men must then perform the work. The job must be manned.
   (j)Drivers who have seniority and become unable to perform work as a chauffeur shall be given warehouse work, and shall receive warehousemen's pay, but shall retain payroll seniority.
   (k)A driver who has his license revoked cannot "bump" a warehouseman unless he is qualified to do warehouse work.

SECTION 8.  SHOP STEWARD
   (a)The Union shall appoint one of its members to act as Shop Steward. It shall be his duty to see that the conditions of this agreement are not broken by either the Employer or employees, and under no circumstances shall he be discriminated against, nor shall he be permitted to stop the job without the Union's consent.
   (b)The Shop Steward shall be granted superseniority for all purposes including layoffs, rehire & job preferences providing he is capable of doing such work. The Union reserves the right to replace the Shop Steward at any time for the good of the Union. The Shop Steward is recognized by the Employer to have no right to as authorized by the Union.
   (c)Shop Stewards shall be permitted reasonable time to investigate present and process grievances on the employers property without loss of pay during regular working hours.

   Such time spent in handling grievances during the Steward's regular working hours shall be considered working hours in computing daily and/or weekly overtime if within the regular scheduled of the Steward.
   (d)No Shop Steward shall be discharged without a Business Agent or his designee being present - as long as such person is present - as long as such person is present by the end of the workday or prior to the start of the next business day. The employer shall have the right to suspend such Steward without pay until such meeting.

SECTION 9. WAGES
   (a)SCHEDULE OF WAGES

                      12/1/95       12/1/96       12/1/97       12/1/98       12/1/99
JOURNEYMEN            $13.83        $14.33        $14.83        $15.33        $16.08
Drivers,
Warehousemen,
Hi-Lo
Operators
and Mixes
INEXPERIENCED         $11.33        $11.83        $12.33        $12.83        $13.58
Straight
Truck Drivers,
Warehousemen,
Hi-Lo Operators
and Mixes

   (b)        SPECIAL SKILLS - WAGE RATES
      i.Drivers employed on tractor trailers and third axle vehicles shall receive an additional twenty-five (25) cents per hour above the wages paid to an experienced driver, and operators of high-lift booms going over two (2) stories up shall receive an additional thirty-five (35) cents per hour with not less than eight (8) hours pay at the rate on any day on which they operate such vehicles.
      ii."Crane Operator" shall receive the same rate of wages as straight truck driver. This applies only to crane on an automotive truck. Does not apply to overhead cranes in warehouse.
      iii.Any man who performs more than two (2) hours of overtime work shall be entitled to a twenty (20) minute meal period after the tenth hour of work.
      iv.Drivers on overnight trips shall be reimbursed for all reasonable expenses including supper and breakfast.
   (c)NEW EMPLOYEES. Any new employee who does not have immediate prior experience in the job of warehousing and distributing building materials in Greater New York Metropolitan area shall be paid a starting wage of $2.50 per hour below journeyman rate and shall, starting December 4, 1995, receive fifty
(50) cents increases for each four (4) months work completed, until such time as he reaches driver's pay.
   An employee who regularly operates a "boom" shall be considered an experienced employee.

SECTION 10.  PAID HOLIDAYS
   (a)New Year's Day, Lincoln's Birthday*, Washington's Birthday*, Memorial Day, July 4th, Labor Day, Thanksgiving Day, Day after Thanksgiving, Christmas Day, and, at the election of the employee either Yom Kippur or Good Friday.
   (b)An Employer, with the consent of a majority of his employees, may change any holiday set forth above for any other holiday.
   (c)If men have worked on any of the days listed as holidays, they shall be paid twenty (20) hours pay for minimum of eight (8) hours work. If men have to work on any of the starred holidays, they shall be paid sixteen (16) hours pay for minimum of eight (8) hours work. Overtime work on a holiday shall be paid for at three (3) times straight time pay.
   (d)If a holiday falls on a day which would otherwise be a pay day, the Employer shall pay wages to employees the day before the holiday.
   (e)Any employee covered by this agreement shall work the entire day before and the entire day after the holiday receive the holiday pay, unless that employee was suffering from a bonafide illness, supported by a doctor's note or a compensatory injury.
      (i)Any man who is unable to work the day before and the day after the holiday because his Employer has shut down his plant or warehouse for less than a full week, shall, nevertheless receive the holiday pay.
      (ii) Any man who fails to work the entire day before and the entire day after the holiday because he has been suffering a bonafide illness or workmen's compensation injury which keeps him out of work for five (5) consecutive work days (excluding holidays) shall nevertheless receive the holiday pay.
      (iii) Any man who suffers a bonafide illness or Workmen's Compensation injury which keeps him out of work for more than thirty (30) consecutive days shall receive payment for all holidays falling within the first thirty (30) days of that continuing illness or injury.
   (f)When a shop is open on a starred holiday, the job must be adequately manned. Any employee who because of the seniority status is asked to work the job, and refuses, or any employee who agrees to work the day and fails to show up for work shall forfeit the holiday pay unless such failure is the result of a compensatory injury or a bonafide illness supported by a doctor's note.

SECTION 11.  PAID VACATIONS
   (a)Computation. All vacation time shall be computed from the anniversary date of the contract.
      (1)Vacation benefits for any contract year (December 1 - November 30) shall be based upon days worked during the prior contract year. An employee shall be deemed to have worked the entire contract year once he completes 170 days of actual work.
An employee who worked less than 170 days during the prior contract year shall receive a pro rata benefit pursuant to the following formula:
   # days worked
   ______________ X full vacation benefit = pro rata vacation
     170
   (b)Vacation Schedule. The Employer shall, during the current contract year, grant annual vacations with pay as follows:
   1) Each newly hired man will receive one (1) week of vacation after one (1) year of service.
   2) Each employee with two  (2)  years or more of service, but less than five
(5) years of service with his Employer, shall receive two (2) weeks of vacation.
   3) Each employee with five (5) years or more of service, but less than fifteen (15) years of service with his Employer, shall receive a third week of vacation. The third week shall be taken during the winter months only.
   4) Each employee with fifteen (15) years or more of service with his Employer shall receive four (4) weeks of vacation, two (2) weeks of which shall be taken in the following summer months.
   5) "Summer vacation" shall commence June 21st and terminate September 21st. "Winter vacation" shall commence December 15th and terminate February 28th.
   6) With respect to any employee who is entitled to receive either three (3) or four (4) weeks of vacation, the Employer shall have the option to schedule one (1) week between Christmas and New Year's Day.
   7) The Employer and employee, with the consent of the Union, may provide for an alternate vacation date.
   8) No more than the per cent (10%) of the working force, or one (1) man, whichever is grater, shall be permitted to take a vacation at any time.
   9) Pay for unused vacation shall be given within ten (10) days of the end of the contract year.
   10)If a paid holiday occurs during the week of vacation of any employee, he shall receive either an additional eight (8) hours of pay or an additional day off, with pay.
   11)An employee must have received pay for 270 days during the preceding contract year to earn his full vacation. Employees receiving pay for less than 170 days shall be entitled to pro-rated vacation, which shall be determined by dividing the number of days paid for by 170 and multiplying the resulting fraction by the number of days of vacation he would be entitled to had he worked 170 days.
   12)Any employee on the Seniority List whose employment is terminated for any reason shall receive vacation pay pursuant to the provisions of this section.
   13)Vacation pay shall be at the prevailing rate.
   (c)Example of Holiday Pay Computation:

START WORK 6/1/95

                                      12/1/95            12/1/96            12/1/97
VACATION EARNED                       4 DAYS             5 DAYS             10 DAYS
VACATION TAKEN
                                      12/1/95            12/1/96            12/1/97
   170 DAYS WORKED
VACATION EARNED                       5 DAYS             10 DAYS
VACATION TAKEN

SECTION 11A.  VACATION BONUS
   All employees shall receive a bonus of one (10) hour's pay for each full year of service, payable with the last week of vacation.

SECTION 12.  SICK LEAVE
   All sick  leave  shall  be computed as of the contract anniversary (December
1).
   (a)All employees who on an anniversary date of the contract have not completed one (1) year of employment shall be entitled to one (1) day of sick leave for each three (3) months they have worked during that initial year.
   (b)Sick leave benefits for any contract year (December 1 - November 30) shall be based upon days worked during the prior contract year. An employee shall be deemed to have worked the entire contract year once he completes 170 days of actual work and shall be entitled to five (5) days sick leave.
   (c)An Employee who worked less than 170 days during the prior contract year shall receive a pro rata benefit pursuant to the following formula:

# days worked
_____________ X 5 days = pro rata sick leave
    170

   Any employee who has worked ninety (90) days during the contract year and who then goes on Workmen's Compensation shall have the compensation time included in computing sick leave.
   (d)Unused sick leave to be paid within ten (10) days from the end of the contract year.

SECTION 13.  PERSONAL DAYS
   Each employee, upon entitlement to Holiday Pay shall receive two personal days to be taken at his discretion, although no more that 10% of the workforce may take Personal Days at one time (Seniority prevails).

SECTION 14.  BEREAVEMENT LEAVE
   In case of death in an employee's immediate family, (i.e., spouse, mother, father, sister, brother and children), the Employer shall grant such employees a maximum of three (3) days off, with pay, for express purpose of attending services for the deceased. Death certificate or other satisfactory proof of death must be submitted to the Employer. Bereavement pay will apply only to work days missed during the three (3) days following death of relative.
   Any man attending funeral services for his father-in-law or mother-in-law shall receive day of funeral off, with pay.
   The employee Must be on the seniority list for at least six (6) months to be entitled to this leave.

SECTION 15.  MAN HURT AT WORK
   B. If an employee is treated by a Workmen's Compensation doctor at the time he sustains a compensable injury, and the doctor directs him to go to his home or a hospital because of the seriousness of his injury, the worker shall receive a full day's pay for that day.

SECTION 16.  DRUG & ALCOHOL TESTING PROGRAM
   The Union and Association agree to a Drug and Alcohol Testing Program pursuant to the provisions of the Federal Highway & Transportation Drug Testing Act a more fully set forth in "Addendum A" to this contract. Addendum "A" shall be continuously updated so as to conform with all relative Federal and State laws and all current, agreed-upon operating procedures. The Association, with consent of the Union, may produce updated versions of said Addendum "A".

SECTION 17.  PHYSICAL EXAMINATIONS
   (a)ICC PHYSICALS. All employees shall be required to pass an ICC physical examination including any drug testing as set forth in Addendum "A".
   (b)PROLONGED ABSENCE - PHYSICAL EXAMINATION
      1)Any employee absent for more than ten (10) consecutive days shall be required to present a letter from his doctor to the effect that he is fit to return to work. Such letter must acknowledge the nature of the work performed by the employee.
      2)If an employee is absent for more than thirty (30) days, the company shall have the right to require him to submit to an examination by the Company's physician, which may include testing for substance abuse.


SECTION 18.  CALL-IN PROVISIONS
   (a)Any employee who reports to work without having been notified at least two (2) hours prior to his assigned starting time that no work was available for him shall be entitled to eight (8) hours call-in pay.
   (b)Any employee who reports in sick in the morning must phone the Employer prior to quitting time to advise whether he will be available for work the following day. If the employee reports for work without having phoned the Employer, the Employer may send him home without pay.
   (c)Any employee who advises his employer that he will miss more than one (1) day of work is not required to call in each day. However, he MUST call in prior to quitting time of the day before he wishes to return to work. If he fails to so notify the Employer, he may be sent home without pay.

SECTION 19.  LAYOFFS
   (a)LAYOFF NOTICE.   employees  wo are laid off for a period of more than one
(1) week, shall be given notice of the layoff prior to closing time the day before the layoff.
   (b)NOTICE TO RETURN TO WORK. Any employee who is on layoff, must return to work within three (3) working days from the time a telegram is received advising him that work is available, provided that any employee leaving his residence advises his Employer of the address to which notice can be delivered. If he fails to provide said address, the three (3) working days shall be computed from the first date delivery was attempted.

SECTION 20.  STRIKE BOUND JOBS
   It shall not be a violation of this agreement, and it shall not be cause for discharge or disciplinary action, in the event an employee refuses to enter upon any property involved in a primary labor dispute or refuses to go through or work behind any primary picket line, including the primary picket lines at the Employer's place of business.

SECTION 21.  MILITARY SERVICE
   Men called for military service by the United States Government shall resume seniority with their form Employer when discharged from military service.

SECTION 22.  EXTRA TRUCKING
   The Employer agrees to refrain from using the services of any person who does not observe at least the wages, hours and conditions of employment set forth in this agreement.

SECTION 23.  HELPER PROVISIONS
   No driver will be required t make a difficult delivery above or below the street level without assistance.

SECTION 24.  COFFEE BREAK
   There shall be a fifteen (15) minute break between 9:15 A.M. and 10:15 A.M. but the shop or job shall remain manned at all times.

SECTION 25.  TERMINATION OF EMPLOYMENT
   Employees who are laid off or who are not otherwise employed by their Employer, for more than one (1) year, shall be deemed to have left employ of Employer.

SECTION 26.  DISCHARGE OR SUSPENSION
   (a)The Employer shall not discharge nor suspend any employee without just cause and written notice of discharge or suspension must set forth the specific reasons for such action. In respect to discharge or suspension, the Employer shall give at least one (1) warning notice of the specific complaint against such employee, in writing, and a copy of the same to the Union and the Shop Steward, except that no warning need be given to any employee before he is discharged or suspended for any of the causes listed in Section B below or suspended for theft of time. The Employer shall not discipline any employee without just cause based upon valid written warning notices sent within the applicable time periods set forth hereinafter.
      (1)No disciplinary notice shall be considered valid unless it is:
                                         (a)in writing
                                         (b)has  been delivered to the employee
   personally or by certified mail to the address given to the Employer by the employee or his Shop Steward and sent certified mail to the Union, and,
                                         (c)sets  forth  therein  the  specific
   grounds and circumstances upon which it is based.
      (2)No warning letter or letter of suspension shall be considered valid unless issued by the Employer within seven (7) days from the date of the Employer knew of or reasonably should have become aware of the specific grounds and circumstances upon which it is based.
   (b)CAUSES FOR IMMEDIATE DISCHARGE OR SUSPENSION SHALL BE AS FOLLOWS:
      (1)                     Dishonesty.
      (2)Under influence of liquor or drugs while on duty.
      (3)Unauthorized persons on vehicle.
      (4)            Proven recklessness.
      (5)Direct refusal to obey orders given by the proper party unless such orders jeopardize life or health.
      (6)Calling an unauthorized strike or a walkout.
      (7)                        Assault.
      (8)Failure of employee to notify his Employer within twenty-four (24) hours of any accident in which he was involved while using company equipment or while in employ of company.
      (9)Operation of a company vehicle while having a suspended or revoked license (provided the employee had actual knowledge of the suspension or revocation).
   (c)ABUSE OF EQUIPMENT AND MATERIALS AND VIOLATION OF SAFETY RULES
      Abuse of equipment and materials or continued failure to comply with company safety regulations which are part of the Union approved safety program shall be grounds for discharge subject to arbitrator's award.
      In the event of dispute, any matter herein shall be decided as provided in Section 27 of this agreement.
   (d)                      THEFT OF TIME
      Although theft of time shall not be cause for immediate discharge, it is recognized as an offense for which severe disciplinary measures may be invoked.

SECTION 27.  ARBITRATION
   Should any dispute arise between the Employer and the Union or any Employer and employee the dispute shall be submitted to the New York City Trucking Authority as impartial arbitrator and said arbitrator's decision shall be final and binding upon parties to the dispute.
   (a)THE UNION SHALL SERVE A COPY OF ITS REQUEST FOR ARBITRATION UPON THE EMPLOYER AND THE ASSOCIATION WITHIN SEVEN (7) DAYS OF THE OCCURRENCE OF THE ACTION THAT IS BEING ARBITRATED.

SECTION 28.  JURY DUTY PAY
   Each employee shall receive $40 per day for each day served on jury duty with a maximum of ten (10) days benefit juring the life of this contract.
   To receive this benefit the employee must:
      (a)Notify the Employer at least one (1) week in advance that he or she is subject to call for jury duty.
      (b)Notify the Employer on each morning he or she actually serves on jury duty and,
      (c)Provide actual proof of service on a jury.

SECTION 29.  SEVERANCE PAY
   In the event an employer ceases operating or moves its operations more than fifty (50) miles from its previous location and an employee is not given the opportunity to follow the job, the Employer shall pay one (1) day's wages for each full year of service.

SECTION 30.  MAINTENANCE OF STANDARDS
   The Employer agrees that all conditions of employment relating to wages, hours of work, overtime differentials and general working conditions which are better, higher or more favorable to the employer's employees than those provided for by of under the Agreement shall be maintained and the Employer agrees that its employees shall continue to enjoy these better, higher and more favorable practices, standards and/or benefits.

SECTION 31.  HEALTH BENEFITS
   During the term of this agreement the Employer shall participate in Local 807 Labor-Management Health Fund ("Health Fund"). The benefits of that program shall be those prescribed by the Trustees of the Fund.
      (a)The Employer shall continue to contribute the sum of $2.59 per hour to said fund.

SECTION 32.  PENSION BENEFITS
   During the term of this agreement the Employer shall participate in Local 807 Labor-Management Pension Fund ("Pension Fund"). The benefits of that program shall be those prescribed by the Trustees of the Fund.
      a)The Employer shall contribute $2.835 per hour into the fund for all men hired prior to December 1, 1978 and $1.69 for all men hired after that date.

SECTION 33.  INCREASES IN WELFARE AND PENSION CONTRIBUTIONS
   The following Welfare/Pension increases shall be allocated by the Welfare and Pension Fund Trustees amongst the two funds:
      December 1, 1996                     35 cents
      December 1, 1997                     35 cents
      December 1, 1998                     35 cents
      December 1, 1999                     15 cents

SECTION 34. CONTRIBUTION LIMITATIONS
   (a)All of the Health and Pension Fund contributions as set forth in Paragraphs 29, 30 and 31, including additional contributions, shall be made for all hours worked with a maximum of forty (40) hours in the Monday through Sunday week.
   (b)No contribution shall be due for unused sick days for which the employee is paid a lump sum, at the end of the contract year, on vacation pay where an employee works during his vacation are received double pay for that period or for jury duty pay.

SECTION 35.  HEALTH AND PENSION-MISCELLANEOUS RULES
   (a)The Trustees of the Health and Pension Funds shall establish rules which shall include, among other things, the requirements for eligibility, distribution of Health and/or Pension Fund assets and the rights to beneficiaries thereunder. The Trustees of said Funds shall also set forth the rules and regulations governing the administration of the Health and Pension Funds.
   (b)the Trustees of the Health and Pension Funds may assess penalties for any and all delinquent payments in amounts which they, in their discretion, deem justified to offset the added cost of collection.
   (c)In the event any Employer defaults in the payment of Health or Pension Fund contributions or penalties and notice of such default is forwarded to said Employer via ordinary mail by the Administrator of Funds and, if said default is not paid within ten (10) working days after said notice of default was mailed, then the provisions for arbitration under this agreement shall be deemed cancelled, withdrawn and waived by said Employer and the Union shall thereupon order and enforce a strike against sad Employer in default which shall not be considered a breach of the agreement.
   (d) Each Employer shall within twenty (20) days following the last day of the preceding month submit to the Administrator of the Health and Pension Funds a statement, under oath, setting forth the names and social security number of all employees, both Union and non-Union, who have worked during the preceding month in any classification covered by the terms of this agreement and such statement shall set forth the contributions made on behalf of such employees. The Health and Pension Funds Administrators, on his own motion, shall have the right to inspect the books and/or records relative to such statement and to interview all covered employees of the Employers. The Administrator shall forthwith report, in writing, the results of any inspection or interview of the Employers and the Trustees.

SECTION 36.  NON DISCRIMINATION
   Al employees covered by this agreement shall be treated equally and without discrimination as to race, creed, color, national origin, sex, age, handicap, marital status, sexual orientation or affectional preference in all employment decisions, including, but not limited to hiring, compensation, training, promotion, demotion, transfer, layoff and termination, and all other terms and conditions of employment.

SECTION 37.  UNION DISCLAIMER
   The Union agrees that it will neither sanction nor support any wildcat strike, slowdown or curtailment in the operation of any MARDA member. The Association agrees that it will not during the term of the Agreement engage in a lockout.

SECTION 38.  SEVERABILITY
   In the event any court shall hold any portion of this agreement to be in violation of either federal or state law, then the clause shall be deemed struck from this agreement and the balance of the agreement shall remain in full force and effect.
SECTION 39.  CDL LICENSES
   Any employee hired after December 4, 1995 may be required, as a condition of employment, to obtain a Commercial Drivers License within 120 days of employment.
   Employees hired prior to December 4, 1995 shall not be required to obtain said license unless an agreement had been reached prior to December 4, 1995 for having to obtain said license. here possible the Employee will provide training.

SECTION 40.  MODIFICATIONS
   Neither the Employer nor any worker or group of workers shall have the right to modify or waive any provision of this agreement without the knowledge and written consent of a business agent. Any such agreement without the consent shall be null and void.

SECTION 41.
   The following companies have authorized the MARDA GROUP OF BUILDING MATERIALS DISTRIBUTORS, INC. to sign for them:

   American Roofing & Metal Supply Corp.
   Belco Steel Co.
   Brothers Roofing Supplies Co., Inc.
   Dryolin Corp.
   Florence Corp.
   H. Verby & Co., Inc.
   Huntington American Building Supply Corp.
   J & S Supply Corp.
   Kamco Supply Corp.
   Long Island Tinsmith Supply Corp.
   McDonald Metal & Roofing Supply Corp.
   National Tinsmith Distributors, Inc.
   Roofers R.S. Supply Co., Inc.
   Sheet Metal Mfg. Co., Inc.
   The Stainless Place Inc.
   Strober Bros., Inc.
   Strober Long Island Building Material Centers, Inc.

FOR THE UNION                                  FOR THE ASSOCIATION

International Brotherhood of		      The MARDA Group of Building
Teamsters, Chauffeurs,                         Material Distributors, Inc.
Warehousemen Local 807,
and Helpers of America


     /S/                                          /S/
By:              Business Agent               By: ALLEN SWERDLICK, President


    /S/
By:               Asst. Trustee

                            EXHIBIT 10(BB)

             Commercial Space Lease dated October 6, 1995
                     between Michael Albarell and
                 Strober Building Supply Center, Inc.

                           COMMERCIAL SPACE LEASE

   THIS  LEASE  made  this  ___  day  of  _____ by and between MICHAEL ALBARELL
(hereinafter called "Lessor") and STROBER BUILDING SUPPLY CENTER, INC., (hereinafter called "Lessee").

                                 WITNESSETH:

   WHEREAS, Lessor is the equitable owner of a certain parcel of land at 901 WEST LEHIGH STREET, CITY OF BETHLEHEM, NORTHHAMPTON COUNTY, PENNSYLVANIA upon which is constructed a 60,000 square foot industrial warehouse.

   WHEREAS, Lessor desires to lease to Lessee, and Lessee desires to lease from Lessor, certain space in said industrial warehouse.

   NOW THEREFORE, in consideration of the mutual covenants contained herein, and intending to be legally bound, the parties agree as follows:

   1. LEASED PREMISES. Lessor demises and leases to Lessee, and Lessee hires and takes from Lessor 28,500 square feet of warehousing space in the western end of the building located at 901 WEST LEHIGH STREET, BETHLEHEM, PA. Said site is hereinafter referred to as the "Building", and said 28,500 square feet of demised area is hereinafter referred to as the "Leased Premises".

   2. TERM OF LEASE. Subject to the terms and conditions of the Lease, the initial period of the lease shall be two year term (24 months), to commence on DECEMBER 1, 1995. Initial term shall expire at the end of 24 months from the commencement date of the lease. Two additional 5 year options will be available to the Lessee which will commence on December 1, 1997, if the tenant choose to exercise said option. The first option will run from December 1, 1997 to November 30, 2002. If the second 5 year option is exercised by the Lessee, it will commence on December 1, 2002 and will remain in effect until November 30, 2007.

   Lessee will give the Lessor 60 days written notice of the Lessee's intent to exercise any of the stated 5 year options prior to the commencement dates stipulated above.

   If Lessee chosen not to exercise first 5 year option at end of initial 24 month term, the Lessee agrees to reimburse the Lessor for all unamortized costs incurred in constructing and finishing the Leased Premises as initially agreed upon the Lessor and Lessee. Excluded from this cost reimbursement will be the value of any of the materials supplied by the Lessee to the Lessor's chosen contractor. The Lessee agrees to only reimburse for unamortized labor and material costs that the Lessor supplied, as documented in Exhibit "A". The amortization of the documented fitout costs will be on a 5 year schedule commencing on the December 1, 1995

   3. BASE RENT. Lessee shall pay Lessor an annual rental rate of $2.10 per square foot based on 28,500 square feet. This translates into annual payment of $39,850 or $4,987.50 per month. ($2.10/square foot x 28,500 square feet by 12 months) as rent for the use of the Leased Premises (hereinafter "Base
Rent"). The Base Rent shall be paid in consecutive monthly installments, beginning on the first day of the initial lease term and continuing on the same day of each month thereafter throughout the lease term and any options period exercised by lessee.

   In the event the Lessee executes either of the five year options subsequent to the initial 24 month term, the base rent during the option periods will be as follows:

   FIRST FIVE YEAR OPTION PERIOD DECEMBER 1, 1997 - NOVEMBER 30, 2002
   Years 1-3=                                Base  rent remains  at  $2.10  per
                                             square foot.  Tenant shall pay its
                                             pro-rate   share   of  the  annual
                                             increase in the real  estate taxes
                                             on the leased premises  in  excess
                                             if  the real estate taxes assessed
                                             in the tax year 1996.
   Years 4-5=                                The base  rent  of  $2.10  will be
                                             adjusted    by    the   percentage
                                             increase  in  the  Consumer  Price
                                             Index   as   determined   by   the
                                             Department  of   Labor   for   the
                                             Allentown-Bethlehem,  Pennsylvania
                                             area.    The   increase  will   be
                                             determined by the  average  of the
                                             annual percentage increases in the
                                             index    that   occurred   between
                                             December 1,  1996  -  December  1,
                                             2000.   This  average  increase is
                                             capped  at  3%  per year.   Tenant
                                             pays  its pro-rate  share  of  the
                                             annual  increase  in  real  estate
                                             taxes on the leased premises.

   SECOND FIVE YEAR OPTION PERIOD DECEMBER 1, 2002 - NOVEMBER 30, 2007
   The base rent during this period shall be the base rent existing at the end of the first option period increased by the percentage annual increase in the above stated Consumer Price Index that occurred between December 1, 2000
   - December 1, 2002 not to exceed an increase of 3% per year. Tenant shall pay its pro-rata share of the annual increase in the real estate taxes assessed on the leased premises.

   In the event that the commencement date of the term of this Lease shall be on the day other than the first day of any calendar month, Lessee's first payment of base rent shall be prorated for the fractional month. In such event Lessee shall pay, on the commencement date of the term, a prorated amount for the fractional month between the commencement date and the first day of the first full calendar month of the term hereof, prorated on a per diem basis upon a thirty (30) day month. Tenant shall provide owner with payment on the First (1st) of each month over the life of the lease.
   4. IMPROVEMENTS. Lessor will deliver to Lessee an initial area of 28,500 square feet, which will be unfinished and open warehouse space to the extent that there will be concrete flooring, lighting, no heat, except for the office/showroom finish the Lessor will construct for the Lesee. Said office/showroom area will be constructed according to all city, state, and federal construction code requirements and will have a layout as shown in Exhibit A. Also, the Lessor will construct an enclosed, heated storage room to be contiguous to the office area. The storage room will be for the storage of the Lessee' products which are subject to freezing.

   The Leased Premises area will be secured and self-contained. With respect to any future improvements of the Leased Premises beyond those defined, Lessee will inform Lessor in writing of any proposed changes, alterations, or improvements for Lessor's review and approval. Lessee shall make no such change, alteration or improvement without the prior written approval of Lessor. Any improvement will be at the Lessee's sole expense and will be mutually exclusive of the improvements and terms previously described in this Lease.

   5. EXPENSES ASSOCIATED WITH LEASED PREMISES. Lesee will be responsible for Electricity usage and trash removal associated with the Leased Premises. Said electrical service will be metered separately and will be the Lessee's sole responsibility. Lessor shall be responsible for all other expenses associated with Leased Premises including: real estate taxes and real estate insurance, snow removal, and building maintenance beyond daily repairs. Said electrical service will be metered separately and at Lessor's expense.

   6. IMPROVEMENTS, ALTERATIONS AND TRADE FIXTURES.
   A) Lessee may not without lessor's consent, make alterations to the demised rental premises.
   B) After written approval from the Lessor and in making any alterations, additions and improvements to the demised premises and in installing such chattels, equipment and fixtures, Lessee prior to commencing any work shall file or cause its contractor to file in the appropriate office a waiver of mechanic's liens binding upon contractor and all subcontractors and material men and shall thereafter promptly pay all contractors and material men so as to minimize the possibility of a lien attaching to the demised premises or the Building, and should any such lien be made or filed, Lessee shall bond against or discharge the same within ten (10) days after written request by Lessor. If Lessee shall fail to cause such lien to be bonded against or to be discharged within the period aforesaid, than, in addition to any other right or remedy which Lessor may have under this Lease at law or in equity, Lessor may, but shall not be obligated to, discharge the same either by paying the amount claimed to be due or by procuring the discharge of such lien by deposit or by bonding proceedings and, in any such event, Lessor shall be entitled, if Lessor so elects, to compel the prosecution of any action for the foreclosure of such lien by the lienor with interest, costs and expenses. Any amount so paid by Lessor and all costs and expenses incurred by lessor in connection therewith, together with interest thereon at the highest rate permitted by law, but in no event higher than eighteen (18%) percent per annum from the respective dates of Lessor's making of the payment and incurring of the cost and expense, shall constitute additional rent payable by Lessee under this Lease and shall be paid by Lessee to Lessor on demand.

   If alternation pre-approved, all trade fixtures hereafter installed by Lessee in the demised premises shall be new and, shall remain the property of Lessee and shall be removable by Lessee at the expiration of the earlier termination of the term of this Lease provided that: (1) Lessee shall not at such time be in default under this Lease and (2) in the event of the removal of any or all such trade fixtures Lessee shall promptly restore the damage done to the premises by such removal. Should Lessee fail to so remove Lessee's trade fixtures and/or to so restore the premises, Lessor may do so, collecting at Lessor's option, the cost and expense thereof as additional rent, upon demand. Any such trade fixtures which are not removed and those which by the terms of the Lease are not removable by Lessee at or prior to any termination of this Lease including, but not limited to, a termination by Lessor pursuant to this Lease, shall unless Lessor gives Lessee notice to remove any or all of such trade fixtures, be and become the property of Lessor (without any obligation by Lessor to pay compensation for such trade fixtures). In the event Lessor gives Lessee such notice to remove any or all of such trade fixtures, Lessee shall promptly remove such of the trade fixtures as any be specified by Lessor in such notice.

   7. USE OF LEASED PREMISES.
   A) Except as otherwise specifically provided herein, Lessee shall continuously occupy and use the demised premises solely for the retail, wholesale, warehousing, and distribution operations of BUILDING MATERIALS which shall be the sole permitted use, and Lessee will not use or permit or suffer the use of the demised premises for any other business or purpose.
   B) The Lessee will have use of four designated parking space at the main entrance of the Leased Premises as well as parking for 8 to 12 employees and access to the rear portion of the lot enclosed with a chain link fence. The chain link fence area will be used by the Lessee only for the loading/unloading of materials/supplies in the operation of their business. See Exhibit ___.

   8. SCHEDULE OF RULES AND REGULATIONS. Lessee covenants and agrees that Lesee at its own cost and expense:
   A) Will keep all exterior and interior portions of the demised premises in a clean, orderly and sanitary condition and free of refuse and debris.
   B) Will comply with all laws and ordinances and all rules and regulations of governmental authorities and all recommendations of the Association of Fire Underwriters, Factory Mutual Insurance Companies, the Insurance Service Organization of Pennsylvania, or other similar premises by Lessee.

   9. CASUALTY. If the Leased Premises or any portion thereof shall be partially damaged by fire or other casualty, the same shall be repaired as speedily as possible at the expense of Lessor. If the damages shall be so extensive as to render the Leased Premises untenantable, or if as a consequence of any fire or other casualty or Lessor's repair activities on the Leased Premises, Lessee is unable to obtain access to the Leased Premises or Lessee is unable to reasonably utilize the Leased Premises for the purposes set forth hereinabove for a period of time in excess of twenty-four (24) hours, then all rent hereunder shall abate until such time as the Leased Premises shall be made tenantable or Lessee's access is unimpeded or Lessee is able to reasonably utilize the Leased Premises for the purposes set forth hereinabove. If the Leased Premises shall be totally destroyed by fire or other casualty, Lessee shall pay all rent and other sums hereunder due and accrued up to the time of such destruction, and thereafter this Lease shall terminate and come to an end. In no event shall Lessor be liable for any damage, compensation of claim by reason of any inconvenience or annoyance arising from the necessity of repairing any portion of the Leased Premises or Building, or the termination of this Lease by reason of damage to or the destruction of the Leased Premises or any portion of the Building by fire or other casualty.

   10.EMINENT DOMAIN. If during the term of this Lease, as a result of a condemnation proceeding, the Building is taken and the Leased Premises cannot thereafter be reasonably used for the purposes provided in this Lease, then this Lease shall terminate and come to an end on the date Lessee is deprived of such reasonable use of the Leased Premises. Lessee shall pay all rent and other sums hereunder due and accrued up to the time of such termination. In the event of a taking which does not result in the termination of this Lease, the rent hereunder shall abate, but Lessor shall use as much of the condemnation award as may be necessary to restore the Leased Premises and the Building to as nearly a useful and orderly condition as they existed prior to the taking. In the event of any condemnation or acquiring in lieu of the exercise of eminent domain, Lessee shall have no claim against Lessor or against the condemning authority for the value of any leasehold estate or for the value of the unexpired term of this Lease. All compensation awarded or paid upon a total or partial taking of the Leased Premises or the Building shall belong to and be the exclusive property of Lessor without any participation by Lessee. However, Lessee shall not be prohibited from prosecuting a claim directly against the condemning authority for loss of business, or for damage to, or cost of removal of, trade fixtures, furniture and other personal property belonging exclusively to Lessee, provided, however, that no such claim shall be made by Lessee which would in any manner diminish or adversely affect any award to Lessor.

   11.AFFIRMATIVE COVENANTS OF LESSEE. Lessee covenants and agrees that it will, without demand, during the lease term:
   A) Pay all Base Rent, in a timely fashion as previously stipulated. Lessor's acceptance of any such payments after due date shall not excuse delay upon subsequent occasions, or constitute or be construed as a waiver of any of Lessor's rights.
   B) Keep the Leased Premises clean and free of refuse matter and make all necessary daily repairs and non-structural replacements, and generally keep the Leased Premises in as good of order and repair as the same is on the day Lessee assumed possession thereof, reasonable wear and tear and damage by accidental fire or other casualty not occurring through the negligence of Lessee or those employed by acting for Lessee alone excepted.
   C) Comply with any and all requirements of any of the constituted public authorities, including but not limited to the terms of the State or Federal statute or local ordinance or regulation applicable to the Leased Premises or to Lessee's use thereof. Lessee agrees to save Lessor harmless from any and all penalties, fines, cost or damages from Lessee's breach of this covenant.
   D) Use every reasonable precaution against accidents and fire, and give Lessor prompt written notice of any accident, fire or damage occurring on or to the Lease Premises.
   E) Peaceably deliver up and surrender possession of the Leased Premises to Lessor at the expiration or sooner termination of this Lease, promptly delivering all keys for the Leased Premises to Lessor.
   G) Give the Lessor 60 days written notice of Lessee's intent to exercise any renewal options previously defined.

   12.NEGATIVE COVENANTS OF LESSEE. Lessee covenants and agrees that it will do none of the following things:
   A) Assign, mortgage or pledge this Lease, or underlet or sub-lease the Leased Premises, or any part thereof, or permit, any other person or entity to occupy the Leased Premises, or any part thereof, without the prior written consent of Lessor. The parties hereby agree and declare that any such assignment, mortgage or pledge of this Lease, or underlet or sub-lease of the Leased Premises, without the prior written consent of Lessor, such consent not to be unreasonably withheld, shall be null and void, and shall constitute a material breach of this Lease by Lessee, entitling Lessor to exercise any and all of the remedies set forth herein.
   B) Use or operate any machinery that, in Lessor's opinion, is harmful to the Leased Premises or disturbing to other lessees occupying the Building.
   C) Remove, attempt to remove, or manifest an intention to remove Lessee's goods or property from or out of the Leased Premises without having first paid and satisfied Lessor for all Base Rent, and other sums which are herein provided to become due during the life of the lease term.
   D) Bring into or permit to be kept in the Leased Premises and odorous, dangerous, toxic, or explosive substance without written consent of Lessor.
   E) Conduct itself or permit its agents, employees, invitees or guests to conduct themselves in a manner which, in Lessor's reasonable judgment is improper or unsafe, or interferes with the rights granted by Lessor to other Lessees of the Building.

   F) Do or permit to be done anything that might constitute a public or private nuisance.

   13.INSPECTION AND REPAIR OF LEASED PREMISES. Lessee covenants and agrees that Lessor and its agents shall have the right at all times, upon reasonable advance notice (24 hours) to Lessee, to go upon and inspect the leased Premises and every part thereof, and at its option, to make repairs, alterations or additions to the Leased Premise or to any other portion of the Building, so long as lessor's presence on the Leased Premises or in the Building does not absolutely prohibit Lessee's conduct of business on the Leased Premises. During the Life of Lease term, Lessor shall have the right to exhibit the Leased Premises to prospective Lessees only during the last 6 months of the initial 24 month lease period or during the last 6 months of any exercised lease option period.

   14.                                 SIGNS.
Lessor agrees to install signage designating the ingress and egress to Leased Premises along with a canopy over the entrance way to the Lessee's office/showroom area in order to designate Lessee's location within the Building. See Exhibit ___.

   15.ACTS OBJECTIONABLE TO INSURERS. Lessee agrees that it will not do, nor suffer to be done, upon the Leased Premises, the Building, any act, matter or thing objectionable to insurance companies, where by the fire insurance or any other insurance now in force or hereafter placed upon such property or any part thereof shall become void or suspended, or whereby the same shall be rated at a more hazardous risk, or employ any person or persons objectionable to such insurance companies. In the event of a breach of this covenant, Lessee agrees to pay lessor, as additional rental, any increases in insurance premiums caused in any way by the occupancy of the lessee.

   16.DEFAULT BY LESSEE. In the event Lessee does not pay in full any installment of Base Rent, or any other sum herein agreed to paid by Lessee, on or before the day the same is due and payable hereunder, or in the event Lessee violates or fails to perform or otherwise breaches any other term, covenant or condition set forth in this Lease and fails to cure such default within thirty
(30) days after written notice thereof from Lessor, or in the event Lessee shall become insolvent or makes an assignment for the benefit of creditors, or shall file a petition under any Section or Chapter of the federal Bankruptcy Code, as amended, or under any similar law or statute, or if such petition shall be filed against Lessee, then Lessee shall be in default under this Lease, and upon such a default Lessor shall have the right to exercise any one or more, or all, of the remedies provided to Lessor in this Lease, as well as any and all other rights and/or remedies granted or allowed to lessors by any existing or future statute, regulation or judicial decision in the event of a lessee's material default under the terms of a commercial lease agreement.

   17.TERMINATION OF LEASE. Lessee will provide Lessor with 30 days written notice as to the termination date of lease. Lessee shall vacate premises at end of 30 days period. However, tenant will have right of first refusal to negotiate longer term lease (3-5 years) at that time with terms acceptable to Lessor and Lessee. In the event of a default by Lessee as described above, Lessor may immediately terminate this Lease by written notice to Lessor. Upon such a termination of this Lease, Lessee shall have no further rights or interest in the Leased Premises and shall vacate the same within ten (10) days after such termination. Lessor shall have the right to enter upon and take possession of the Leased Premises and to expel or remove Lessee and Lessee's property and any other person or property which may be occupying the Leased Premises or any part thereof, without being liable for prosecution or any claim of damages as a result of such actions.

   18.LESSER'S COSTS AND EXPENSES.   Lessee  agrees to pay Lessor all costs and
expenses incurred by Lessor in enforcing this Lease, including but not limited to the reasonable attorney's fees.

   19.Liability Insurance. The Lessee shall maintain, at their own costs, a liability insurance policy with no less than a $1,000,000 dollar coverage to indemnify the Lessor against any injuries to Strober's employees and/or the customers that occupy, utilities, and/or visit the Leased Premises.

   20.LESSOR'S REMEDIES. All of the right and remedies herein given to Lessor and all of the rights and remedies given Lessor by law and equity shall be cumulative and concurrent. No termination of this Lease or taking or recovering possession of the Leased Premises shall deprive Lessor of any remedies or actions against Lessee for sums due from Lessee hereunder be construed as a waiver of the right to obtain possession of the Leased Premises. The parties hereby covenant and agree, any law, usage or custom to the contrary notwithstanding, that Lessor shall have the right at all times to enforce each and every one of the terms, covenants conditions of this Lease in strict accordance with the provisions hereof, notwithstanding any conduct or custom on the part of the Lessor in restraining from doing so at any time or times, and further, that the failure of Lessor at any time or times to enforce any of his rights hereunder strictly in accordance with the same shall not constitute or be constituted as a waiver of the same or as having created a custom in any way or manner contrary to the specific terms, covenants and conditions of this Lease, or as having in any way or manner modified the same. No action taken by or on behalf of Lessor shall be deemed or construed to be an acceptance of a surrender of this Lease.

   21.SURRENDER OF POSSESSION. Lessee agrees to surrender possession of the Lease Premises to lessor upon the expiration or sooner termination of the lease term without any notice whatsoever from Lessor. Lessee expressly waives and releases any right or benefit Lessee may now or hereafter possess by reason of any present or future law concerning notice to quit or lease termination, including, but not limited to, the three (3) months notice to quit provided by the Act of April 6, 1951, as amended.

   22.WAIVERS. Notwithstanding any statute or law to the contrary, Lessee waives and releases the benefit of all appraisement, stay of execution, exemption, bankruptcy and insolvency laws now in force or hereafter enacted, upon any proceeding instituted for the recovery of sums due hereunder or for recovery of possession of the Leased Premises. Furthermore, Lessee waives and releases any and all errors in any procedure or action to enter judgments by confession by virtue of the warrants of attorney contained in this Lease, and Lessee releases Lessor and any attorney who may appear for Lessee or Lessor from liability for any such errors.

   23.RELEASE AND INDEMNIFICATION. Lessee releases and forever discharges Lessor from and agrees to indemnify and safe Lessor harmless against, all liability by reason of injury to any person occurring on or about the Leased Premises or by reason of any damage to any property situate on the Leased Premises, whether belonging to Lessee or any other person or entity, caused by force whatsoever other than the intentional act or the negligence of Lessor, its employees or agents.

   24.NO RECORDATION. Lessor and Lessee agree that neither this Lease nor any memorandum hereof shall be recorded in any public office.

   25.SECURITY DEPOSIT. Upon the execution of this Lease, Lessee shall deposit with Lessor the sum of $__________ or 1.5 times the monthly rental, as a security deposit. This deposit shall secure unto Lessor the full and faithful performance by Lessee of all the terms, covenants and conditions of this Lease. Lessee shall not be entitled to the payment of any interest on his security deposit. In the event Lessee shall at any time be in default under any provision of this Lease, lessor may, entirely at Lessor's option, at any time and from time to time, apply this security deposit or any portion therefore the purpose of curing any such default or for the purpose of reimbursing Lessor for any costs, expenses or damages occasioned by Lessor as a result of such default, and any such application by Lessor shall in no way affect any other right or remedies reserved to Lessor under the terms of this Lease. If the security deposit or any portion thereof is so applied by lessor, Lesee shall, within ten (10) days after written demand by lessor, deposit additional funds with Lessor so as to restore the security deposit to its original amount, and Lessee's failure to do so shall constitute a default under this Lease. The security deposit shall be refunded to Lessee at the expiration of the lease term if Lessee shall have faithfully complied with all the terms, covenants and conditions of this Lease throughout the entire lease term, provided, however, that Lesee shall have first vacated the Leased Premises and surrendered possession thereof to Lessor in accordance with the provisions of this Lease. Lessor shall not be required to or be deemed to hold the security deposit in trust, and the existence of this security deposit shall not establish any relationship between Lessor and Lessee other than that of debtor and creditor. In the event Lessor shall assign or otherwise transfer its interest in the Lease, Lessor shall have the right at anytime, and without notice to Lessee, to transfer the security deposit to the assignee or other transferee of such interest, and upon such transfer Lessor shall be released from all liability with respect to the security deposit and/or its return or application.

   26.LESSOR'S OBLIGATIONS.       Lessor's obligations under this  Lease  shall
be binding upon Lessor only for the period of time that Lessor is equitable or legal and equitable owner of the Building. Upon the termination of such ownership Lessee shall look solely to Lessor's successors in interest in the Building for the satisfaction of each and every obligation of Lessor under this Lease, except as to any obligations which shall have matured prior to the termination of such ownership by Lessor.

   27.NOTICES. All notices to be given hereunder shall be in writing. All notices to be given to Lessor and Lessee shall be hand delivered or sent by certified or registered mail to:

      LESSOR                              LESSEE
      Michael Albarell                    Larry Hamshock
      Albarell Electric                   Strober Building Supply Center, Inc.
      901 W. Lehigh Street                695 Wyoming Avenue
      Bethlehem, PA  18018                Kingston, PA 18704

Either party may change the addresses set forth above by written notice thereof to the other. Lessor shall at all times have the option of giving Lesee notice hereunder by posting the same in or on the Leased Premises. All payments to be made hereunder shall be hand delivered or sent by regular mail to the parties at the above addresses.

   28.ENTIRE AGREEMENT. It is expressly understood and agreed by the parties hereto that this Lease sets forth all the promises, agreements, conditions and understandings between Lessor and Lessee relative to this transaction, and that there are no promises, agreements, conditions or understandings, either oral or written, between them other than as are set forth herein. It is further agreed that no alteration, amendments, change or additions to this Lease shall be binding or effective unless reduced to writing and signed by both Lessor and Lesee.

   29.HEIRS AND ASSIGNS. Subject to any provisions hereinabove to the contrary, all the rights, obligations, conditions and terms set forth herein shall insure to the benefit of and shall be binding upon the parties hereto and their respective heirs, executors, administrators, successors and assigns.

   30.ASSIGNABILITY.       This Lease shall not be assignable by Lessee.

   31.GOVERNING LAW AND SEVERABILITY. This Lease shall be governed by the laws of the Commonwealth of Pennsylvania. If any provision of this Lease shall be declared invalid by judicial determination, or by Act of Pennsylvania Assembly, or by act of any other legislative body with authority to affect this lease, only such provision so declared invalid shall be thus affected, and all other provisions not inconsistent therewith or directly dependent thereon shall remain in full force and effect.

   32.EFFECT OF PARAGRAPH HEADINGS. The subject headings of the paragraphs of this Lease are included for the purpose of convenience only, and shall in no way affect the meaning, construction or interpretation of any of the provisions or terms hereof.

   33.GENDER  OR  NUMBER.      For the purposes of interpreting this Lease, the
masculine shall include the feminine and neuter, and the singular shall include the plural, and vice versa, unless contrary intent appears.

   IN WITNESS WHEREOF, and intending to be legally bound, the parties have their hands and seals hereto the day and year first above written.

LESSEE:                                            LESSOR:


/S/LARRY HAMERSHOCK                                /S/MICHAEL ALBARELL
Larry Hamershock, Vice President                   Michael Albarell, Principal

DATE:                                              DATE:

10/6/95                                            OCTOBER 6, 1995
WITNESS:


_________________________

DATE:

                               EXHIBIT 10(CC)

       Agreement dated May 15, 1995 between Carman Road Realty, Inc.
                and Broad Properties, Inc. (as landlord) and
             Strober Long Island Building Material Centers, Inc.

   THIS AGREEMENT BETWEEN CARMAN ROAD REALTY, INC., and BROAD PROPERTIES, INC., both New York corporations with their principal place of business at 1637 Broad Hollow Road, E. Farmingdale, N.Y. 11735 hereinafter collectively referred to as Landlord and STROBER LONG ISLAND BUILDING MATERIAL CENTERS, INC., a domestic corporation having its principal place of business at as Tenant

   WITNESSETH: The Landlord hereby leases to the Tenant the following premises: the buildings known as 75, 77 and 79 E. Carmans Road and 1294 Route 110 and approximately 1 acre of vacant land (which is part of tax lot 100-48-2-9.9), E. Farmingdale, New York 11735, as shown in the sketch annexed to this Lease as Exhibit "A" (the "Premises") for the term os five (5) years to commence from the 1st day of May 1995 and to end on the 30th day of April 2000 to be used and occupied only for the sale, warehousing, storage and indoor and outdoor display of building materials including lumber, provided that Tenant, at its sole cost and expense, shall first obtain all necessary governmental approvals permitting said use and further provided that said use is permissible under the Certificate of Occupancy for the premises, if any, or any zoning law or ordinance of the Town of Babylon, State of New York or United States, upon the conditions and covenants following:

1st.That the Tenant shall pay the annual rent as provided in Exhibit B annexed hereto, said rent to be paid in equal monthly payments in advance on the 1st day of each and every month during the term aforesaid, as provided in Exhibit B annexed hereto.

2nd. That the Tenant shall take good care of the premises and shall at the Tenant's own cost and expense make all repairs except structural repairs unless said repairs are made necessary by the negligence of Tenant, its servants, agents, employees, or invitees, and at the end of or other expiration of the term, shall deliver up the demised premises in good order or condition, damages being the elements excepted.

3rd. That the Tenant shall promptly execute and comply with all statutes, ordinances, rules, orders, regulations and requirements of the Federal, State and Local Governments and of any and all their Departments and Bureaus applicable to said premises, for the correction, prevention and abatement of nuisances or other grievances, in, upon, or connected with said premises during said term; and shall also promptly comply with and execute all rules, orders and regulations of the New York Board of Fire Underwriters, or any other similar body, at the Tenant's own cost and expense. To the best of Landlord's knowledge, there are no current violations.

4th.That the Tenant, successors, heirs, executors or administrators shall not assign this agreement, or underlet or underlease the premises, or any part thereof, or make any alterations on the premises, without the Landlord's consent in writing, such consent shall not be unreasonably withheld, or occupy, or permit or suffer the same to be occupied for any business or purpose deemed disreputable or extra-hazardous on account of fire, under the penalty of damages and forfeiture, and in the event of a breach thereof, the term herein shall immediately cease and determine at the option of the Landlord as if it were the expiration of the original term.

5th.Tenant must give Landlord prompt notice of fire, accident, damage or dangerous or defective condition. If the Premises cannot be used because of fire or other casualty, Tenant is not required to pay rent for the time the Premises are unusable. If part of the Premises cannot be used, Tenant must pay rent for the usable part. Landlord shall have the right to decide which part of the Premises is usable. Landlord need only repair the damaged structural parts of the Premises. Landlord is not required to repair or replace any equipment, fixtures, furnishings or decorations unless originally installed by Landlord. Landlord is not responsible for delays due to settling insurance claims, obtaining estimates, labor and supply problems or any other cause not fully under Landlord's control.

   If the fire or other casualty is caused by an act or neglect of Tenant, Tenant's employees or invitees, or at the time the fire or casualty Tenant is in default in any term of this Lease then all repairs will be made at Tenant's expense and Tenant must pay the full rent with no adjustment. The cost of the repairs will be added rent.

   Landlord has the right to demolish or rebuild the Building if there is substantial damage by fire or other casualty, Landlord may cancel this Lease within 30 days after the substantial fire or casualty by giving Tenant notice of Landlord's intention to demolish or rebuild. The Lease will end 30 days after Landlord's cancellation notice to Tenant. Tenant must deliver the Premises to Landlord on or before the cancellation date in the notice and pay all rent due to the date of the fire or casualty. If the Lease is cancelled Landlord is not required to repair the Premises or Building. The cancellation does not release Tenant of liability in connection with the fire or casualty. This Section is intended to replace the terms of New York Real Property Law
Section 227. If, during he first two (2) years of the term, more than 50% of the Demised premises is destroyed by fire or other casualty, Landlord shall have the option to cancel the Lease. If during the last three (3) years of the term, more than 25% of the Demised Premises is destroyed by fire or other casualty, Landlord shall have the option of cancelling the lease, unless Tenant exercises its option to extend the term of the Lease no later than thirty (30) days from the date of damage or destruction.

6th.The said Tenant agrees the said Landlord and the Landlord's agent and other representatives shall have the right to enter into and upon said premises, or any part thereof, at all reasonable times for the purpose of examining the same, or making such repairs or alterations therein as may be necessary for the safety and preservation thereof.

7th.The Tenant also agrees to permit the Landlord or the Landlord's agents to show the premises to persons wishing to hire or purchase the same; and the Tenant further agrees that on and after the fourth month next preceding the expiration of the term hereby granted, the Landlord or the Landlord's agents shall have the right to place notices on the front of said premises, or any part thereof, offering the premises "To Let" or "For Sale", and the Tenant hereby agrees to permit the same to remain thereon without hindrance or molestation.

8th.That if the said premises, or any part thereof shall be deserted or become vacant during said term, and if any default be made in the payment of the said rent or any part thereof, or if any default be made in the performance of any of the covenants herein contained, the Landlord or representatives may re-enter the said premises by summary proceedings or otherwise, and remove all persons therefrom, without being liable to prosecution therefor, and the Tenant shall pay at the same time as the rent becomes payable under the terms hereof a sum equivalent to the rent reserved herein, and the Landlord may rent the premises on behalf of the Tenant, reserving the right to rent the premises for a longer period of time than fixed in the original lease without releasing the original Tenant from any liability, applying any moneys collected, first to the expense of resuming or obtaining possession, second to restoring the premises to a rentable condition, and then to the payment of the rent and all other charges due and to grow due to the Landlord, any surplus to be paid to the Tenant, who shall remain liable for any deficiency.

9th.Landlord may replace, at the expense of Tenant, any and all broken glass in and about the demises premises. In the event Tenant fails to timely repair same, Landlord may insure, and keep insured, all plate glass in the demised premises for and in the name of Landlord. Bills, for the premiums therefor shall be rendered by Landlord to Tenant at such times as Landlord may elect, and shall be due from, and payable by Tenant when rendered, and the amount thereon shall be deemed to be, and be paid as, additional rental. Damage and injury to the said premises, caused by the carelessness, negligence or improper conduct on the part of the said Tenant or the Tenant's agents or employees shall be repaired as speedily as possible by the Tenant at the Tenant's own cost and expenses.

10th. That the Tenant shall neither encumber nor obstruct the sidewalk in front of, entrance to, or halls and stairs of said premiss, nor allow the same to be obstructed or encumbered in any manner.

11th. The Tenant shall neither place, or cause or allow to be placed, any sign or signs of any kind whatsoever at, in or about the entrance to said premises or any other part of same, except in or at such place or places as may be indicated by the Landlord and consented to by the Landlord in writing, which consent shall not be unreasonably withheld. And in case the Landlord or the Landlord's representatives shall deem it necessary to remove any such sign or signs in order to paint the said premises or the building wherein same is situated or make any other repairs, alterations or improvements in or upon and premises or building or any part thereof, the Landlord shall have the right to do so, providing the same be removed and replaced at the Landlord's expense, whenever the said repairs, alterations or improvements shall be completed.

12th. That the Landlord is exempt from any and all liability for any damage or injury to person or property caused by or resulting from steam, electricity, gas, water, rain, ice or snow, or any leak or flow from or into any part of said building or from any damage or injury resulting or arising from any other cause or happening whatsoever unless said damage or injury be caused by or be due to the negligence of the Landlord.

13th. [Intentionally Deleted].

14th. That this instrument shall not be a lien against said premises in respect to any mortgages that are now on or that hereafter may be placed against said premises, and that the recording of such mortgage or mortgages shall have preference and precedence and be superior and prior in lien of this lease, irrespective of the date of recording and the Tenant agrees to execute without cost, any such instrument which may be deemed necessary or desirable to further effect the subordination of this lease to any such mortgage or mortgages, and a refusal to execute such instrument shall entitle the Landlord, or the Landlord's assigns and legal representatives to the option of cancelling this lease without incurring any expenses or damage and the term hereby granted is expressly limited accordingly.

15th. The Tenant has this day deposited with the Landlord the sum of $23,345.00 as security for the full and faithful performance by the Tenant of all the terms, covenants and conditions of the lease upon the Tenant's part to be performed, which said sum shall be returned to the Tenant after the time fixed as the expiration of the term herein, provided the Tenant has fully and faithfully carried out all of said terms, covenants and conditions on Tenant's part to be performed. In the event of a bona fide sale, subject to this lease, the Landlord shall have the right to transfer the security to the vendee for the benefit of the Tenant and the Landlord shall be considered released by the Tenant from all liability for the return of such security; and the Tenant agrees to look to the new Landlord solely for the return of the said security, and it is agreed that this shall apply to every transfer or assignment made of the security to a new Landlord.

16th. That the security deposited under the lease shall not be mortgaged, assigned or encumbered by the Tenant without the written consent of the Landlord.

17th. It is expressly understood and agreed that in case the demised premises shall be deserted or vacated, and if default be made in the payment of the rent or any part thereof as herein specified, or if, without the consent of the Landlord, the Tenant shall sell, assign, or mortgage this lease or if default be made in the performance of any of the covenants and agreements in this lease contained on the part of the Tenant to be kept and performed, or if the Tenant shall fail to comply with any of the statutes, ordinances, rules, orders, regulations and requirements of the Federal, State and Local Governments or of any and all their Departments and Bureaus, applicable to said premises, or if the Tenant shall file or there by filed against Tenant a petition for bankruptcy or arrangement, or Tenant be adjudicated a bankrupt or make an assignment for the benefit of creditors or take advantage of any insolvency act, the Landlord may, if the Landlord so elects, at any time thereafter terminate this lease and the term hereof shall expire and come to and end on the date fixed in such notice as if the said date were the date originally fixed in this lease for the expiration hereof. Such notice may be given by mail to the Tenant addressed to the demised premises.

18th. Tenant shall pay to Landlord the rent or charge, which may, during the demised term, be assessed or imposed for the water used or consumed in or on the said premises, whether determined by meter or otherwise, as soon as and when the same may be assessed or imposed. Tenant shall pay Tenant's proportionate part of the sewer rent or charge imposed upon the building. All such rents or charges or expenses shall be paid as additional rent and shall be added to the next month's rent thereafter to become due.

19th. That the Tenant will not nor will the Tenant permit undertenants or other persons to do anything in said premises, or bring anything into said premises, or permit anything to be brought into said premises or to be kept therein, which will in any way increase the rate of fire insurance on said demised premises, nor use the demised premises or any part thereof, nor suffer or permit their use for any business or purpose which would cause an increase in the rate of the fire insurance on said building, and the Tenant agrees to pay on demand any such increase.

20th. The failure of the Landlord to insist upon a strict performance of any of the terms, conditions and covenants herein shall not be deemed a waiver of any rights or remedies that the Landlord may have, and shall not be deemed a waiver of any subsequent breach or default in the terms, conditions and covenants herein contained. This instrument may not be changed, modified, discharged or terminated orally.

21th. If the whole or any part of the demised premises shall be acquired or condemned by Eminent Domain for any public or quasi public use or purpose, then and in that event, the term of this lease shall cease and terminate from the date of title vesting in such proceeding and Tenant shall have no claim against Landlord for the value of any unexpired term of said lease. No part of any award shall belong to the Tenant. Notwithstanding anything herein to the contrary, after any such taking, said Lease shall not terminate provided Tenant continues to comply with all the terms of said Lease.

22nd. If after default in payment of rent or violations of any other provision of this lease, or upon the expiration of this Lease, the Tenant moves out or is dispossessed and fails to remove any trade fixtures or other property prior to such said default, removal, expiration of lease, or prior the issuance of the final order or execution of the warrant, then and in that event, the said fixtures and property shall be deemed abandoned by the said Tenant and shall become the property of the Landlord.

23rd. In the event that the relation of the Landlord and Tenant may cease or terminate by reason of the re-entry of the Landlord under the terms and covenants contained in this Lease or by the ejectment of the Tenant by summary proceedings or otherwise, or after the abandonment of the premises by the Tenant, it is hereby agreed that the Tenant shall remain liable and shall pay in monthly payments the rent which accrues subsequent to the re-entry by the Landlord, and the Tenant expressly agrees to pay as damages for the breach of the covenants herein contained, the differences between the rent reserved and the rent collected and received, if any, by the Landlord during the remainder of the unexpired term, such difference or deficiency between the rent herein reserved and the rent collected if any, shall become due and payable in monthly payments during the remainder of the unexpired term, as the amounts of such difference or deficiency shall from time to time be ascertained; and it is mutually agreed between Landlord and Tenant that the respective parties hereto shall and hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties against the other on any matters whatsoever arising out of or in any way connected with this lease, the Tenant's use or occupancy of said premises, and/or any claim of injury or damage.

24th. The Tenant waives all rights to redeem under any law of the State of New York.

25th. This lease and the obligation of Tenant to pay rent hereunder and perform all of the other covenants and agreements hereunder on part of Tenant to be performed shall in nowise be affected, impaired or excused because Landlord is unable to supply or is delayed in supplying any service expressly or impliedly to be supplied or is unable to make, or is delayed in making any repairs, additions, alterations or decorations or is unable to supply or is delayed in supplying any equipment or fixtures if Landlord is prevented or delayed from so doing by reason of governmental preemption in connection with a National Emergency or in connection with any rule, order or regulation of any department or subdivision thereof of any governmental agency or by reason of the condition of supply and demand which have been or are affected by war or other emergency.

26th. No diminution or abatement of rent, or other compensation, shall be claimed or allowed for inconvenience or discomfort arising from the making of repairs or improvements to the buildings or to its appliances, nor for any space taken to comply with any law, ordinance or order of a governmental authority. In respect to the various "services," if any, herein expressly or impliedly agreed to be furnished by the Landlord to the Tenant, it is agreed that there shall be no diminution or abatement of the rent, or any other compensation, for interruption or curtailment of such "service" when such interruption or curtailment shall be due to accident, alterations or repairs desirable or necessary to be made or to inability or difficulty in securing supplies or labor for the maintenance of such "service" or to some other cause, not gross negligence on the part of the Landlord. No such interruption or curtailment of any such "service" shall be deemed a constructive eviction. The Landlord shall not be required to furnish, and the Tenant shall not be entitled to receive, any of such "services" during any period wherein the Tenant shall be in default in respect to the payment of rent. Neither shall there be any abatement or diminution of rent because of making of repairs, improvements or decorations to the demised premises after the date above fixed for the commencement of the term, it being understood that rent shall, in any event, commence to run at such date so above fixed.

27th. Landlord shall not be liable for failure to give possession of the premises upon commencement date by reason of the fact that premises are not ready for occupancy or because a prior Tenant or any other person is wrongfully holding over or is in wrongful possession, or for any other reason. The rent shall not commence until possession is given or is available, but the term herein shall not be extended.

              [SEE RIDER ANNEXED HERETO AND MADE A PART HEREOF]






   And the said Landlord doth covenant that the said Tenant on paying the said yearly rent, and performing the covenants aforesaid, shall and may peacefully and quietly have, hold and enjoy the said demised premises for the term aforesaid, provided, however, that this covenant shall be conditioned upon the retention of title to the premises by the Landlord.

   AND IT IS MUTUALLY UNDERSTOOD AND AGREED that the covenants and agreements contained in the within lease shall be binding upon the parties hereto and upon their respective successors, heirs, executors and administrators.

   IN WITNESS WHEREOF, the parties have interchangeably set their hands and seals (or caused these presents to be signed by their proper corporate officers and caused their proper corporate seal to be hereto affixed) this 15th day of May 1995.

Signed, sealed and delivered                    CARMAN ROAD REALTY, INC. and
in the presence of                              BROAD PROPERTIES, INC.



                                                By:/S/L.S.
                                                   Joseph
Picone, Jr., Pres.  (Landlord)


                                                STROBER LONG ISLAND BUILDING
                                                MATERIALS CENTERS, INC.

                                                By:/S/L.S.

RIDER TO LEASE BETWEEN CARMAN ROAD REALTY, INC. and BROAD PROPERTIES, INC. as Landlord, and STROBER LONG ISLAND BUILDING MATERIAL CENTERS, INC. as Tenant.

DATED:  May 15, 1995
-------------------------------------------------------------------------------

28th. At the expiration or sooner termination of this Lease, or any extension or renewal thereof, all improvements made by the Tenant in or upon the demised premises, except trade fixtures, shall, unless the Landlord elects otherwise, become the property of the Landlord and shall remain upon and be surrendered with said premises as part thereof at the end of the tenancy as aforesaid. Tenant shall remove all debris and other property of Tenant located in and around the premises. Tenant shall repair any damage in connection with the removal of its property and restore the premises to its original condition after Tenant's improvements made as per drawings amended hereto as Exhibit "C", ordinary wear and tear excepted. This provision shall survive the termination of this lease.

29th. If the Tenant shall at any time during the term of this Lease or any extension or renewal thereof be in default hereunder, and if the Landlord shall institute an action or summary or other proceeding against the Tenant based on such default and should Landlord prevail, then the Tenant shall reimburse the Landlord for the expenses of attorneys' fees and disbursements thereby incurred by the Landlord so far as the same are reasonable in amount. The amount of such expenses shall be deemed to be additional rent hereunder.

30th. Tenant will keep the open areas in front of and around the Demised Premises, including the Fire Lane as shown on Exhibit "A" annexed hereto, clean at all times and free from weeds, snow, debris and ice at its own expense.

31th. The Tenant shall procure liability insurance and will fully protect and indemnify the Landlord and Joseph Picone & Son, Inc., as managing agent, against any and all damages and claims, suits or actions for damage as a result of the injury, or any alleged injury, to any person whomsoever, or any property whatsoever in or about the Demised Premises, in form sufficient to insure and protect the Landlord in the sum of:

   $1,000,000.00 in respect of injury or death of any one person;
   $2,000,000.00 in respect of any one accident; and $ 500,000.00 in respect to property damage.

The Tenant shall pay all premiums for such insurance policies and shall deposit the duplicate original policies with the Landlord. The Tenant shall furnish such policies to the Landlord no later than ten (10) days prior to the commencement of the terms of this Lease, and a renewal certificate thereof within ten (10) days prior to the expiration of such policy. Tenant shall deliver to Landlord the original renewals thereof. Upon the failure of the Tenant to procure such policies or pay such premiums, the Landlord may, but shall not be obligated to, procure such policies upon ten (10) days prior written notice to Tenant and pay the premium therefor, and the amount paid by the Landlord shall be added to the next month's rent to become due. Such insurance shall name Landlord and Joseph Picone & Son, Inc., as managing agent, as additional insured, and shall contain an endorsement that such insurance may not be canceled or its limits or coverage reduced, except upon fifteen (15) days prior written notice from the insurance company to Landlord, sent by certified or registered mail.

32nd. If by reason of the use or the conduct of the Tenant's business in the Demised Premises or of the failure of the Tenant to comply with all of the terms of this Lease, the fire insurance rate for the building in which the Demised Premises are located shall at any time be higher than it otherwise would be, then the Tenant will reimburse the Landlord, as additional rent hereunder, for the amount over such increases in such insurance rates for the entire building in which the Demised Premises are located. Such reimbursement shall be additional rent and shall be paid on the first day of the month following such outlay by the Landlord.

33rd. (a) During the term or any extension or renewal of this Lease, in addition to the other rents herein provided, and as additional rent, Tenant agrees to pay to Landlord a percentage of all increases in real estate taxes assessed against the land and/or buildings of which the Demised Premises form a part which are in excess of said taxes for the 94/95 tax year. The Premises of which the Demised Premises are or form a part and for which real estate tax bill or bills are rendered are presently identified as follows:

TOWN OF  BABYLON, COUNTY OF SUFFOLK         PERCENTAGE OF INCREASES

   Dist.100 Sec.48 Block 2 Lot (s) 9.14                            78.97%
   Dist.100 Sec.48 Block 2 Lot (s) 9.9                             60.32%

   (a.1)"Real Estate Taxes" shall be deemed to include all taxes and general and special assessments, whether ordinary or extraordinary, seen or unforeseen, imposed, levied or assessed upon the land and the aforesaid building. Tenant shall pay to Landlord the aforesaid real estate taxes in two (2) payments, upon due demand thereof, in writing by the Landlord to the Tenant, after the Landlord has received from the taxing authorities the tax bill for the Demised Premises. Said taxes shall be deemed additional rent and the Landlord shall have all of the rights and remedies granted to it herein for the collection thereof as though the same were rent.

   (a.2)Any future changes of description on the Tax Map shall not diminish the tax burden chargeable to Tenant, except if any change in the description on the Tax Map alters the District, Section, Block, Lot or Lots, or any of them as presently constituted. Tenant shall pay the entire amount of the tax bill if the Demised Premises constitute all the land and buildings on such changed description on the Tax Map as aforesaid, Tenant shall pay its pro rata share thereof which shall be equal to the amount of such tax bill multiplied by the fraction, the numerator of which is the square foot area of that part of the building demised to Tenant and the denominator of which is the square foot area of the building or buildings included in such tax bill.

   (b)It is further understood and agreed that the Tenant's obligation to pay, as additional rent hereunder, the increase in real estate taxes, shall include taxes which result in all or any part as the result of a shift or substitution of the incidence of taxes now or ordinarily imposed on realty, including, but not limited to, value added tax. Tenant shall also pay any tax which may be imposed on the rents received by Landlord or any license fee measured by the rent received by Landlord from the Tenant. Tenant shall not be liable for Landlord's income or inheritance taxes.

34th. Tenant agrees to pay for all utilities consumed by it in the Premises including, without limitation, electric, heating, sewer, rent, water and any other utility. Landlord will not be obligated to supply heat or any utilities to Tenant. Landlord represents that all utilities are separately metered.

35th. All municipal, Village, Town, City, State and Federal inspection fees, licenses, general fees and permits for the Demised Premises and for the conduct and operation of Tenant's business therein, are to be procured by Tenant at its cost and expense.

36th. Except as provided in the work letter amended hereto as Exhibit "D", the Tenant agrees to accept the Demised Premises in their present condition, "as is".

37th. It is agreed and understood that in the event the Lease contains two (2) provisions that are repugnant to each other, and one is printed and the other typewritten, the typewritten provisions shall control and over-ride the printed provisions. This Lease and the exhibits and rider set forth all the covenants, promises and conditions and understandings between the parties herein.

38th. As an inducement to Landlord to enter into this Lease, Tenant covenants, warrants and represents that at the inception of and at all times during the term of this Lease, Tenant shall fully insure all its fixtures, stock and equipment and property of others in the care and custody of Tenant against the perils of fire, water damage or any other damages or casualty with insurance carriers selected by Tenant and authorized to do business in New York.

38.1 Tenant shall deliver to Landlord a copy of all insurance policies required under the terms of this Lease, together with all renewals and extensions upon Landlord's demand or within ten (10) days prior to the commencement of the term of this lease or ten (10) days prior to the expiration of any said coverage. Tenant may provide insurance certificates until said policies are made available to Tenant.

38.2 In the event Tenant fails or neglects to obtain such insurance policies as set forth hereinbefore, or fails or neglects to pay the insurance premiums when due, any damage sustained by Tenant to its fixtures, stock or equipment or damage to the property of others in the care and custody of Tenant by the perils of fire, water damage, or any other damage or casualty shall be deemed to have been insured against by Tenant with a solvent company which had waived its rights of subrogation against Landlord, and Tenant shall be deemed to have been fully paid for all damages under such policy of insurance.

38.3 In no event shall Tenant make any claim or be entitled to any damages or any part thereof for which Tenant has been reimbursed under any policy of insurance.

39th. As a consideration for granting of this Lease in all other insurance policies obtained by Tenant insuring Tenant against loss or damage for any fire or other casualty, or any public liability policy, Tenant warrants and represents that such insurance policies shall contain a waiver by the insurance carrier of all rights of subrogation against the Landlord, and Joseph Picone & Son, Inc., managing agent, if obtainable from Tenant's insurance carrier. If permissible by Landlord's insurance carriers, Landlord will seek to obtain a waiver of the rights of subrogation which Landlord's insurance carriers may have against the Tenant under Landlord's policy of insurance. Tenant's breach of this covenant is a default under the terms of this Lease and, in addition to any other remedies. Landlord shall be entitled to recover from Tenant all damages sustained by Landlord plus reasonable attorney fees, investigation fees, and disbursements.

40th. If Tenant is a corporation, each individual executing this Lease on behalf of said corporation represents and warrants that he is duly authorized to execute and deliver this Lease on behalf of said corporation, in accordance with the by-laws of said corporation, and that this Lease is binding upon said corporation.

41st. In addition to any other rights reserved to the Landlord hereunder, if Tenant shall not have paid the rent by the fifth (5th) business day of any month during the term of this Lease, there shall be a late charge of four (4%) percent of the monthly rent for the handling of the delinquent account. The said late charge is additional rent and collectible as rent.

42nd. Tenant warrants and represents that Tenant has dealt with no broker knowing that Landlord is relying thereon.

43rd. Tenant shall not use or permit the use of the sewerage waste systems for the disposal of cleaning fluids, solvents or any hazardous wastes.

44th. The waiver by Landlord of any term, covenant or condition herein contained shall not be deemed to be a waiver of such term, covenant or condition or any subsequent breach of the same of any other term, covenant or condition herein contained. The subsequent acceptance of rent hereunder by Landlord shall not be deemed to be waiver of any preceding default by Tenant of any term, covenant or condition of this Lease, other than the failure of the Tenant to pay the particular ental so accepted, regardless of Landlord's knowledge of such preceding default at the time of the acceptance of such rent.

45th. This agreement shall not constitute an offer to create any rights in favor of Tenant and shall not obligate or be binding upon Landlord and shall have no force or effect unless and until this agreement is duly executed copy of this agreement is delivered by Landlord to Tenant.

46th. The security set forth in Paragraph 15th hereof is intended to be an amount equal to two (2) months of the then current annual rent. If the annual rent is increased, at the beginning of each year of such increase the Tenant shall deposit with Landlord such additional sums so that the said security will be an amount equal to two (2) months of the then current annual rent.

47th. All notices desired or required to be given under this Lease shall be in writing and sent by certified or registered mail, postage prepaid, return receipt requested, as follows:

                                             (a)If  to  Landlord, at Landlord's
      address set forth on the first page of this Lease, or to such other addresses as landlord may designate.

                                             (b)If   to   Tenant,  at  Tenant's
      address set forth on the first page of this Lease, or to such other address as Tenant may designate.

48th. Except as otherwise provided in Paragraph 2nd and the work letter annexed hereto as Exhibit "D", the Landlord shall be under no obligation to make, repair, alter or decorate any portion or all of the Demised Premises, in connection with the use and occupation of the Tenant; or to institute or defend any action with respect to the Tenant's use and occupation of the Demised Premises; and the Tenant agrees that all repairs, alterations, additional decorations or otherwise, necessary for the Tenant's use and occupation shall be the sole responsibility and shall be done at the sole cost and expense of the Tenant, except as herein provided.

49th. Tenant shall have no right to occupy the Leased Premises or any portion thereof after the expiration of the Lease. In the event Tenant or any party claiming by, through or under Tenant, holds over, Landlord may exercise any and all remedies available to it at law or in equity to recover possession of the Leased Premises, and for damages. For each and every month or partial month that Tenant or any party claiming by, through or under Tenant, remains in occupancy of all or any portion of the Leased Premises after the expiration of the Lease, or after termination of the Lease, Tenant shall pay, as minimum damages and not as a penalty, monthly rental at a rate equal to double the rate of rent and other charges payable by Tenant hereunder immediately prior to the expiration or other termination of the Lease. The acceptance by Landlord of any lesser sum shall be construed as a payment on account and not in satisfaction of damages for such holding over. If the holding over occurs at the expiration of the Lease term or by reason of a termination by mutual agreement of the parties, the Landlord may, as an alternative remedy, elect that such holding over shall constitute a renewal of this Lease for one (1) year at a rental equal to 150% of the rate of the rent payable hereunder immediately prior to the expiration of the Lease, and upon all of the other covenants and agreements contained in this lease.

50th. The security, if any, deposited with Landlord pursuant to the provisions of Paragraph 15 hereinabove, is deposited by the Tenant with the Landlord on the understanding that: (a) the Security Deposit or any portion thereof not previously applied, or from time to time such other portions thereof, may be applied to the curing of any default that may then exist, without prejudice to any other remedy or remedies which the Landlord may have on account thereof, and upon such application Tenant shall pay Landlord on demand the amount so applied which may be added to the Security Deposit so that the same may be restored to its original amount; (b) if Tenant shall faithfully fulfill, keep, perform and observe all of the covenants, conditions, and agreements in this Lease set forth and contained on the part of the Tenant to be fulfilled, kept, performed and observed, the Security Deposit or the part or portion thereof not previously applied shall be returned to the Tenant no later than thirty (30) days after the expiration of this Lease or any renewal or extension thereof, provided Tenant has vacated the leased Premises and surrendered possession thereof to the Landlord at the expiration of said term or any extension or renewal thereof as provided herein; (c) in the event that Landlord terminates the Lease, Landlord may apply the Security Deposit against all damages suffered to the date of such termination and/or may retain the Security Deposit to apply against such damages as may be suffered or shall accrue thereafter by reason of Tenant's default; (d) in the event of any bankruptcy, insolvency or reorganization shall be instituted by or against Tenant, or its successors or assigns, the Security Deposit shall be deemed to be applied first to the payment of any rents and/or other charges due Landlord for all periods prior too the institution of such proceedings, and the balance if any, of the Security Deposit may be retained or paid to Landlord in partial liquidation of Landlord's damages; and (e) the provisions of Section 7-103 of the General Obligations Law of the State of New York as amended; and to the extent that the provisions of this Article may be inconsistent therewith, the said Section 7-103 of the General Obligations Law shall supersede.

51st. Tenant shall pay its proportionate share of the annual water, sprinkler, stand-by, and maintenance expenses for the Demised Premises, if any.

52nd. Whenever under the terms of this Lease any sum of money is required to be paid by Tenant in addition to the rental herein reserved, and said additional amount so to be paid is not designated as "additional rent", or provision is not made in the Article covering such payment for the collection of said amount as "additional rent", then said amount shall nevertheless, at the option of Landlord, if not paid when due, be deemed "additional rent" and collectible as such with any installment of rental thereafter failing due hereunder; but nothing herein contained shall be deemed to suspend or delay the payment of any sum at the time the same becomes due and payable hereunder, or limit any other remedy of Landlord.

53rd. There shall be no storage of any kind or nature outside the actual building demised to the Tenant except as permissible under applicable law, or exceptions thereto lawfully obtained by Tenant.

54th. Tenant shall keep all areas surrounding the Demised Premises free and clear of any dirt or debris, failing which Landlord shall have the option of cleaning or removing said debris (but shall not have the obligation therefor) and charge the cost thereof to Tenant, upon five (5) days written notice to Tenant.

55th. All garbage receptacles shall be kept or maintained in accordance with applicable law.

56th. Tenant will at no time use or occupy the Premises in violation of the Certificate of Occupancy issued for the building. The statement in this Lease of the nature of the business to be conducted by Tenant is neither a representation or inference by Landlord that such use is lawful or permissible in the Premises under the Certificate of Occupancy for the building, if any.

57th. The invalidity or unenforceability of any portion of the within Lease Agreement shall in no way affect the validity or enforceability of any other provision hereof.

58th. Anything in this Lease to the contrary notwithstanding, it is agreed that there shall be no allowance to Tenant for a diminution in rental by reason of inconvenience, annoyance, or injury to business arising from Landlord, Tenant or others making or failing to make any portion of the building or the Demised Premises, or in and to the fixtures, appurtenances or equipment thereof.

59th. In addition to any other insurance policy to be supplied by Tenant as set forth in this Lease, or any endorsement or endorsements in connection therewith, Tenant agrees to pay on demand any increase in premiums that may be charged on insurance carried by Landlord resulting from Tenant's use or occupancy of the Demised Premises, or from any vacancy of the Demised Premises, whether or not Landlord has consented to same. In determining whether increased premiums are the result of Tenant's use or occupancy or vacancy of the Demised Premises, a schedule or "make up" rate of the organization issuing the fire insurance, extended coverage, vandalism and malicious mischief, special extended coverage or any all-risk insurance rates for the Premises, or any rule books issued by the rating organization or similar bodies, or by rating procedures or rules of Landlord's insurance companies, shall be conclusive evidence of the several items and charges which make up the insurance rates and the premiums of the Demised Premises. If, due to (i) occupancy, or (ii) abandonment, or (iii) Tenant's failure to occupy the Demised Premises as herein provided, any such insurance shall be cancelled by the insurance carrier, then, in any such events Tenant shall indemnify and hold Landlord harmless against any loss which would have been covered by such insurance. Tenant shall also pay any increase in premiums or such rent insurance as may be carried by Landlord for its protection against rent loss through fire or other casualty, if such increase shall result from any of the foregoing events.

60th. BANKRUPTCY

   (a)EVENTS OF BANKRUPTCY. The following shall be Events of Bankruptcy under this Lease:

      (i) Tenant's becoming insolvent, as that term is defined in Title 11 of the United States Code, entitled Bankruptcy, 11 U.S.C. <section>101 et seq. (the "Bankruptcy Code") or under the insolvency laws of any State, District, Commonwealth or Territory of the United States ("Insolvency Laws");

      (ii) the appointment of a receiver or custodian for any or all of Tenant's property or assets;

      (iii) the filing of a voluntary petition under the provisions of the Bankruptcy Code or Insolvency Laws;

      (iv) the filing of any involuntary petition against Tenant as the subject debtor under the Bankruptcy Code of Insolvency Laws, which is either not dismissed within sixty (60) days of filing, or results in the issuance of an order for relief against the debtor, whichever is later; or

      (v) Tenant's making or consenting to an assignment for the benefit of creditors or a common law composition of creditors.

   (b)LANDLORD'S REMEDIES

      (i)TERMINATION OF LEASE. Upon the occurrence of an Event of Bankruptcy, Landlord shall have the right to terminate this Lease by giving written notice to Tenant, provided, however, that this <para>60(b)(i) shall have no effect while a case in which Tenant is the subject debtor under the Bankruptcy Code is pending, unless Tenant or its Trustee in bankruptcy is unable to comply with the provisions of <para>60(b)(v) and <para>60(b)(vi) below. Otherwise, this Lease shall automatically cease and terminate and Tenant shall be immediately obligated to quit the Premises upon the giving of notice pursuant to this
<para>60(b)(i).  Any other notice to quit, or notice of Landlord's intention to re-enter is hereby expressly waived. If Landlord elects to terminate this Lease, everything contained in this Lease on the part of Landlord to be done and performed shall cease without prejudice, subject, however, to the right of Landlord to recover from Tenant all rent and any other sums accrued up to the time of termination or recovery of possession by Landlord, whichever is later, and any other monetary damages or loss of reserved rent sustained by Landlord.

      (ii)SUIT  FOR  POSSESSION.   Upon  termination of this Lease, pursuant to
<para>60(b)(i), Landlord may proceed to recover  possession under and by virtue of the provisions of the laws of the State of New York, or by such other proceedings, as may be applicable.

      (iii)RELETTING  OF PREMISES.  Upon termination of this Lease, pursuant to
<para>60(b)(i), the Premises  may  be  relet by Landlord for such rent and upon such terms as are not unreasonable under the circumstances and; if the full rental reserved under this Lease (and any of the costs) expenses or damages indicated below) shall not be realized by Landlord, Tenant shall be liable for all damages sustained by Landlord, including, without limitation, deficiency in rent, reasonable attorneys' fees, brokerage fees, and expenses of placing the Premises in first class rentable condition. Landlord, in putting the Premises in good order or preparing the same for rerental may, at Landlord's option, make such alterations, repairs, or replacements in the Premises as necessary for the purpose of reletting the Premises, and the making of such alterations, repairs, or replacements shall not operate, or be construed to release Tenant from liability hereunder as aforesaid. Landlord shall in no event be liable in any way whatsoever for failure to relet the Premises, or in the event that the Premises are relet, for failure to collect the rent thereof under such reletting, and in no event shall Tenant be entitled to receive any excess, if any, of such net rent collected over the sums payable by Tenant to Landlord hereunder.

      (iv)MONETARY DAMAGES. Any damage or loss or rent sustained by Landlord as a result of an Event of Bankruptcy may be recovered by Landlord, at Landlord's option, at the time of the reletting, or in separate actions, from time to time, as said damage shall have been made more easily ascertainable by successive relettings, or, in a single proceeding deferred until the expiration of the terms of this Lease (in which event Tenant hereby agrees that the cause of action shall not be deemed to have accrued until the date of expiration of said term) or in a single proceeding prior to either the time of reletting or the expiration of the term of this Lease, in which event Tenant agrees to pay Landlord the difference between the present value of the rent reserved under this Lease on the date of breach, discounted at eight (8%) percent per annum, and the fair market value of the Lease on the date of breach. In the event Tenant becomes the subject debtor in a case under the Bankruptcy Code, the provisions of the <para>60(b)(iv) may be limited by the limitations of damage provisions of the Bankruptcy Code.

      (v)ASSUMPTION OR ASSIGNMENT BY TRUSTEE. In the event Tenant becomes the subject debtor in a case pending under the Bankruptcy Code, Landlord's right to terminate this Lease pursuant to this <para>60 shall be subject to the rights of the Trustee in bankruptcy to assume or assign this Lease. The Trustee shall not have the right to assume or assign this Lease unless the Trustee (A) promptly cures all defaults under this Lease, (B) promptly compensates Landlord for monetary damages incurred as a result of such default, and (C) provides adequate assurance of future performance.

      (vi)ADEQUATE ASSURANCE OF FUTURE PERFORMANCE. Landlord and Tenant hereby agree in advance that adequate assurance of future performance, as used in
<para>60  (b)  (v) above, shall mean that all of the following minimum criteria must be met: (A) the Trustee must pay to Landlord, at the time the next payment of rent is then due under this Lease, in addition to such payment of rent, an amount equal to the next payment of rent due under this Lease, or the next three (3) months rent due under this Lease, whichever is greater, said amount to be held by Landlord in escrow until either the Trustee or Tenant defaults in its payments of rent or other obligations under this Lease (whereupon Landlord shall have the right to draw such escrowed funds) or until the expiration of this Lease (whereupon the funds shall be returned to the Trustee or Tenant); (B) the Tenant or Trustee must agree to pay to Landlord, at any time the Landlord is authorized to and does draw on the funds escrowed pursuant to <para>60(vi)(A) above, the amount necessary to restore such escrow account to the original level required by said provision; (C) Tenant must pay its estimated pro rata share of the cost of all services provided by Landlord (whether directly or through agents or contractors, and whether or not the cost of such services is passed through to Tenant) in advance of the performance or provision of such services; (D) the Trustee must agree that Tenant's business shall be conducted in a first class manner, and that no liquidating sales, auctions, or other non first class business operations shall be conducted on the Premises; (E) the Trustee must agree that the use of the Premises as stated in this Lease will remain unchanged; (F) the Trustee must agree that the assumption or assignment of this Lease will not violate or affect the rights of other tenants in the building.

      (vii)FAILURE TO PROVIDE ADEQUATE ASSURANCE. In the event Tenant is unable to (A) cure its defaults, (B) reimburse Landlord for its monetary damages, (C) pay the rent due under this Lease, or any other payments required of Tenant under this Lease, on time (or within five (5) days of the due date), or (D) meet the criteria and obligations imposed by <para>60(b)(vi) above, then Tenant agrees in advance that it has not met its burden to provide adequate assurance of future performance, and this Lease may be terminated by Landlord in accordance with <para>60(b) above.

61st. Tenant shall indemnify and hold harmless from any and all claims, lawsuits, administrative or governmental actions which may arise as a result of the accidental or intentional spillage or discharge of any toxic or hazardous wastes or hazardous substances in or about the Demised Premises caused by Tenant, its servants, agents, employee or invitees, and Tenant shall bear the entire cost for detecting, identifying and removing said substances from the Premises, including, but not limited to, site assessment fees, environmental audit fees, engineering fees, groundwater study fees, laboratory analysis fees, and any other fees incurred in connection therewith, including reasonable attorney fees in connection with the enforcement hereof.

   For the purpose of this article, Hazardous Substance shall be defined as set forth by either <section>9601(14) of Title 42 of the United States Code or any successor or similar section, or any environmentally related statute enacted by the State of New York (collectively called "Hazardous Substances").

   Notwithstanding anything herein to the contrary, Tenant shall not be responsible for any pre-existing conditions.

62nd. It is mutually agreed by and between Landlord and Tenant that the respective parties hereto shall and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other (except for personal injury or property damage) on any matters whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, Tenant's use of or occupancy of said Premises, and any emergency statutory or any other statutory remedy. It is further mutually agreed that in the event Landlord commences any summary proceeding for possession of the Premises, Tenant will not interpose any counterclaim of whatever nature or description in any such proceeding, except those that are compulsory.

63rd. In addition to any other remedies which Landlord may have, in the event of any default or breach by Tenant, Landlord may at any time thereafter, in its sole discretion, with notice or demand and without limiting Landlord in the exercise of a right or remedy which Landlord may have by reason of such default or breach:

   (a)Terminate Tenant's right to possession of the Premises by any lawful means, in which case this Lease shall terminate and Tenant shall immediately surrender possession of the Premises to Landlord. In such event Landlord shall be entitled to recover from Tenant all damages incurred by Landlord by reason of Tenant's default including, but not limited to, the cost of recovering possession of the Premises; expenses of reletting, including necessary renovation and alteration of the Premises; reasonable attorney's fees; the worth at the time of award by the court having jurisdiction thereof of the amount by which the unpaid rent and other charges and Adjustments called for herein for the balance of the term after the time of such award exceeds the amount of such loss for the same period that Tenant probes could be reasonably avoided; and that portion of any leasing commission paid by Landlord and applicable to the unexpired term of this Lease. Unpaid installments of rent or other sums shall bear interest from the date due at the maximum legal rate; or

   (b)If Tenant shall make default in fulfilling any of the covenants of this Lease, or other than the covenants for the payment of rent or "additional rent", or if the Demised Premises become vacant or deserted, the Landlord may give to the Tenant ten (10) days' notice of intention to end the term of this Lease, and thereupon, at the expiration of said ten (10) days' (if said condition which was the basis of said notice shall continue to exist) the term of this Lease shall expire as fully and completely as if that day were the date herein definitely fixed for the expiration of the term and the Tenant will then quit and surrender the Demised Premises to the Landlord, but the Tenant shall remain liable as hereinbefore and hereinafter provided;

   (c)Upon the occurrence of any Event of Default, Landlord shall have the election, forthwith to recover against Tenant as liquidated damages for loss of the bargain and not as a penalty, a sum equal to the Fixed Minimum Rent multiplied by the number of months and fractional months which would have constituted the balance of the term, together with costs and attorneys' fees, except that Landlord will use its best efforts to mitigate its damages.

64th. In the event that Tenant is in default in payment of any rent or any additional rent, the Landlord is hereby authorized to apply any payments received by Landlord to any default and in such amount or amounts as Landlord may elect.

65th. No part of the Demised Premises shall be occupied by any person, firm or entity other than Tenant. All goods, wares and merchandise brought into or stored at the Demised Premises and not owned by Tenant (the "Goods"), shall not give the Owner of such Goods (the Non-Tenant) any rights of any kind or nature with respect to the Demised Premises or the use or occupation thereof.

65.1 In the event that all or any part of the Goods stored at the Demised Premises are not owned by Tenant, but owned by the Non-Tenant, and the Non-Tenant becomes insolvent while the Goods are at the Demised Premises, and a voluntary or involuntary petition in bankruptcy is filed by or on behalf of the Non-Tenant, or such Non-Tenant makes any assignment for the benefit of creditors, Tenant shall within five (5) days of the filing of the said petition or assignment by the Non-Tenant:

   (a)deposit with the Landlord a sum equal to three (3) months of the then current rent as further security and assurance to Landlord that the Tenant will perform all the terms and covenants of this Lease to be performed by Tenant; and

   (b)remove or cause to be removed from the Demised Premises the Goods of the Non-Tenant; and/or

   (c)provide Landlord with adequate assurance, satisfactory to Landlord form both the Tenant and Non-Tenant that at all times during the presence of the Goods at the Demised Premises during the term of the Lease that all rent and additional rent shall be paid when due.

66th. No memorandum of this Lease shall be recorded without the express written consent of Landlord.

67th. At all times during the term of this Lease, or any extension or renewal thereof, Tenant shall obtain and keep in full force and effect for the benefit of Landlord an Tenant, with a responsible company doing business in Suffolk or Nassau County, a service and repair and maintenance contract with respect to the heating and air conditioning systems of the building. A copy of such contracts and renewals thereof shall be delivered to Landlord upon the issuance thereof (within thirty days of the commencement of the term of this Lease, or, in the case of renewal, within ten days prior to the expiration thereof) with proof of payment.

68th. The Tenant agrees to furnish Landlord with a financial statement or any other instrument which may be required by a lending institution to which Landlord has applied for a mortgage loan in accordance with SEC guidelines.

69th. As a condition to making this Lease, the Tenant agrees that it shall, within twenty (20) days after the date of execution hereof or March 31, 1995, whichever is later, deliver to the Landlord, in proper form, a resolution of the Board of Directors of Tenant confirming and approving this Lease.

70th. Except as provided in Exhibit "C", Tenant shall not, without the express written consent of Landlord, enter in or upon the roof of the Demised Premises or install anything thereon or make any alterations thereto.

71st. Tenant shall be permitted to install a lawful sign on the existing pylon shown on Exhibit "A", provided Tenant complies with all applicable regulations and obtains Landlord's prior approval of design thereof, which approval shall not be unreasonably withheld.

72nd. Tenant shall have the option to extend the term of this lease for a period of five (5) years, to wit May 1, 2000 to April 30, 2005 (the "Extended Term") upon condition that Tenant exercises the said option in writing on or before DECEMBER 1, 1999. For the annual rent for the Extended Term see Exhibit "B".
73rd. Tenant currently occupies the premises known as 1644 Route 110, Farmingdale, New York, which premises are owned by Hollow Properties, Inc., (a related entity to the Landlord herein), pursuant to a certain lease entered into between the respective predecessors in interest of Hollow Properties, Inc., and Tenant (the "1644 Lease"). At the time of the signing of this Lease, the parties shall also sign an Amendment to the 1644 Lease, which signed Amendment shall be annexed to this Lease as Exhibit "E" (the "1644 Amendment"). Tenant acknowledges that a default by Tenant under the terms of this Lease shall also constitute a default under the terms of the 1644 Lease and 1644 Amendment.

74th. Tenant's performance of its obligations under the terms of this Lease shall be expressly subject to and contingent upon Tenant receiving the municipal permits and approvals required to permit the operation of Tenant's business (as defined herein) at the Demised Premises. Upon the execution of this Lease, Tenant shall immediately apply for any and all permits and approvals so required, at Tenant's sole cost and expense. In the event Tenant has failed to obtain said permits and approvals by July 1, 1995, either party may cancel this Lease, upon five (5) days prior written notice to the other party, except that Tenant may further extend the time to obtain said permits and approvals by making prompt payment of all rent and additional rent due under this Lease together with prompt payment to Hollow Properties, Inc. under the terms of the 1644 Lease or the 1644 Amendment and by complying with all the other terms and conditions of the 1644 Lease and 1644 Amendment.

75th. Landlord and Tenant acknowledge that Tenant shall make certain improvements to the Demised Premises (Tenant's Work). Tenant, at his sole cost and expense shall deliver to Landlord two (2) copies of complete, detailed architectural, mechanical and electrical drawings and specifications for Tenant's Work (Tenant's Plans). Tenant's Plans shall be prepared in accordance with all applicable laws, ordinance, rules and regulations.

   All work proposed by Tenant shall be subject to the prior approval of Landlord, which approval shall not be unreasonably withheld. Upon Landlord's approval of Tenant's Plans, three (3) sets of same shall be signed by Landlord and Tenant, two (2) sets to be retained by Landlord and one (1) set by Tenant. Thereafter, Tenant's Plans shall not be changed without the prior approval of Landlord, which approval shall not be unreasonably withheld.

   Landlord's approval of Tenant's Plans shall not constitute an opinion or agreement by Landlord that said Plans are in compliance with applicable law, nor shall such approval impose any present or future liability on Landlord, nor constitute a waiver by Landlord of any of its rights under this Lease. Prior to beginning Tenant's work, Tenant shall file said Plans with the appropriate governmental agencies and obtain all necessary approvals for same. Tenant shall provide Landlord with copies of all such approvals immediately upon obtaining same.

   The cost of Tenant's Work shall be paid by Tenant in cash or its equivalent, so that the Demised Premises shall at all times be free of liens for labor and materials supplied in connection with Tenant's Work. If at any time the Demised Premises shall be encumbered by any mechanic's or materialmen's lien, Tenant shall, within ten (10) days after receipt of notice of same or request by Landlord, discharge (or post a bond in lieu thereof) said lien to the satisfaction of Landlord. If Tenant fails to discharge or bond said lien or liens after receiving the aforesaid notice or request by Landlord, Landlord may discharge or bond said lien or liens, and Tenant shall be responsible for all costs incurred by Landlord in discharging or bonding said lien or liens including reasonable attorney's fees, with said costs to be payable to Landlord as additional rent.

   Tenant guarantees to Landlord the full, lien-free completion of Tenant's Work in accordance with Tenant's Plans. During the course of Tenant's Work, Tenant (and all of its contractors and subcontractors) will carry or cause to be carried adequate Worker's Compensation Insurance, Builders Risk, Comprehensive General Liability and such other insurance as may be required by law to be carried by Landlord or Tenant in connection with such construction, and such insurance (except the Worker's Compensation Insurance) shall name Landlord, Landlord's managing agent as additional insureds.

   All of Tenant's Work shall be done in such a manner so as not to impair the structural integrity of the building nor affect the proper functioning of any of the mechanical, electrical, HVAC, plumbing, sanitary or other systems of the Demised Premises.

   With respect to Tenant's Work, Tenant, at its sole cost and expense, shall provide and deliver to Landlord, in form and substance satisfactory to Landlord, (i) written partial releases of liens executed by contractors, subcontractors, material suppliers and laborers simultaneously with and to the extent of payment for the labor performed or materials furnished by such contractor, subcontractor, material supplier or laborer, and (ii) final releases of lien simultaneous with final payments to contractors, subcontractors, material suppliers and laborers.

   Promptly following the completion of all of Tenant's Work, Tenant shall obtain and furnish to Landlord (i) all appropriate certifications from all authorities having jurisdiction (including a certificate of occupancy or certificate of completion, as the case may be) to the effect that all of Tenant's Work has been performed and completed in accordance with Tenant's Plans and with all Legal Requirements.

                                       LANDLORD

                                       CARMAN ROAD REALTY, INC. and
                                             BROAD PROPERTIES, INC.


                                       By:_________________________
                                          Joseph Picone, Jr., Pres.

                                       TENANT

                                       STROBER LONG ISLAND BUILDING
                                             MATERIAL CENTERS, INC.


                                       By:_________________________

                                 "EXHIBIT B"

                       PERIOD                                            ANNUAL RENT
May 1, 1995 to April 30, 1996                                            $140,070.00
May 1, 1996 to April 30, 1997                                            150,844.20
May 1, 1997 to April 30, 1998                                            161,618.16
May 1, 1998 to April 30, 1999                                            172,393.44
May 1, 1999 to April 30, 2000                                            183,168.00
                       PERIOD                                         MONTHLY PAYMENTS
May 1, 1995 to April 30, 1996                                            $ 11,672.50
May 1, 1996 to April 30, 1997                                             12,570.35
May 1, 1997 to April 30, 1998                                             13,468.18
May 1, 1998 to April 30, 1999                                             14,366.12
May 1, 1999 to April 30, 2000                                             15,264.00
EXTENDED TERM
                       PERIOD                                            ANNUAL RENT
May 1, 2000 to April 30, 2001                                            $193,942.08
May 1, 2001 to April 30, 2002                                            193,942.08
May 1, 2002 to April 30, 2003                                            193,942.08
May 1, 2003 to April 30, 2004                                            205,914.00
May 1, 2004 to April 30, 2005                                            205,914.00
                       PERIOD                                         MONTHLY PAYMENTS
May 1, 2000 to April 30, 2001                                            $ 16,161.84
May 1, 2001 to April 30, 2002                                             16,161.84
May 1, 2002 to April 30, 2003                                             16,161.84
May 1, 2003 to April 30, 2004                                             17,159.50
May 1, 2004 to April 30, 2005                                             17,159.50

   It is intended hereby that upon the commencement of the term, Tenant's obligation to pay rent hereunder will commence upon occupancy or July 1,1995 whichever is sooner.

   If Tenant commences occupancy on June 1, 1995 then the annual rent for the period June 1, 1995 to April 30, 1996 shall be $128,397.50 if the Tenant commences occupancy on July 1, 1995 then the annual rent for the period July 1, 1995 to April 30, 1996 shall be $116,725.00.

                                 EXHIBIT "C"

Tenant's improvements to be competed at Tenant's sole cost and expense in accordance with the terms of the Lease and all applicable law.

1. Convert 79 East Carmans Road into Office and Showroom.
2. Add overhead door to south wall of 77 East Carmans Road.
3. Add overhead door to south wall of 75 East Carmans Road.
4. Demolish block room in 79 East Carmans Road.
5. Demolish office space in 75 East Carmans Road.
6. Remove overhead door in east wall of 79 East Carmans Road.
7. Install windows and entrance in 79 East Carmans Road.
8. HVAC in 79 East Carmans Road.
9. Install two bathrooms in 79 East Carmans Road tie into new sewer line to be run by landlord or pump up and through 77 and 75 East Carmans Road to tie into existing sewer.
10.Close openings between 79 and 77 East Carmans Road install 6' passage door. 11.Open wall between 75 and 77 East Carmans Road.
12.Install water and waste in lunchroom.
13.Drop sprinkler heads below any finished ceilings. May convert wet sprinkler system to dry type.

                                 EXHIBIT "D"

Picone Work Letter for Exhibit "D"

1. Relocate Fire Hydrant.
2. Finish Stucco on south wall only, as intended.
3. Fix blacktop as needed.
4. Remove concrete dividers between leased yard and fire lane.
5. Remove fence between leased yard and fire lane.

State of New York                           )
                                            ) ss.:
County of                                   )

   On  the       day  of                   19   ,  before  me  personally  came
to  me  known and known to me to be the individual     described  in,  and  who
executed  the  foregoing  instrument,  and                   acknowledged to me
that       he      executed the same.



State of New York                           )
                                            ) ss.:
County of                                   )

   On  the       day  of                  19    ,  before  me  personally  came
to  me  known,  who, being by me duly sworn, did depose  and  say  that      he
resides                                  at                                 No.
that              he         is         the                                  of
the corporation mentioned in, and which executed, the foregoing instrument that he knows the seal of said corporation: that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board
of                          of said corporation; and that       he  signed  his
name thereto by like order.











   In Consideration of the letting of the premises within mentioned in the within named Tenant and the sum of $1.00 paid to the undersigned by the within named Landlord, the undersigned do hereby covenant and agree, to and with the Landlord and the Landlord's legal representatives, that if default shall at any time be made by the said Tenant in payment of the rent and the performance of the covenants contained in the within lease, on the Tenant's part to be paid and performed, that the undersigned will well and truly pay the said rent, or any arrears thereof, that may remain due unto the said Landlord, and also pay all damages that may arise in consequence of the non-performance of said covenants, or either of them, without requiring notice of any such default from the said Landlord. The undersigned hereby waives all right to trial by jury in any action or proceeding hereinafter instituted by the Landlord, to which the undersigned may be a party.

   IN WITNESS WHEREOF, the undersigned      set     hand and seal this   day of
                       , 19  .

WITNESS                              _____________________________________L.S.

                                 EXHIBIT 23

                       Consent of Independent Auditors

                       INDEPENDENT AUDITORS' CONSENT



The Board of Directors
The Strober Organization, Inc.:


We consent to incorporation by reference in the Registration Statements Nos. 33-71768, 33-71766 and 333-693 on Form S-8 of The Strober Organization, Inc. of our report dated March 1, 1996, relating to the consolidated balance sheets of The Strober Organization, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 1995 which report appears in the December 31, 1995 annual report on Form 10-K of The Strober Organization, Inc.




                                                        KPMG PEAT MARWICK LLP


Jericho, New York
March 26, 1996

                                 EXHIBIT 27

                           Financial Data Schedule

THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1995 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.