Form 10-Q
period 1996-03-31
STROBER ORGANIZATION INC
filed 1996-05-15
CIK 803515

Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT  OF 1934

                   For Quarter Ended March 31, 1996

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

                            Yes   X        No _____

    COMMON STOCK $.01 PAR - SHARES ISSUED AND OUTSTANDING AT MAY 9, 1996 -
                                   5,027,447
 (Number of shares outstanding of each class of the Registrant's Common Stock)

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                                     INDEX



                                                                   PAGE

Face Sheet............................................................1

Index.................................................................2

Part I     Financial Information

   Item 1. Financial Statements

           Consolidated Balance Sheets as of
           March 31, 1996 and December 31, 1995.......................3

           Consolidated Statements of Operations for the
           Three Months Ended March 31, 1996 and 1995.................4

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31,
           1996 and 1995..............................................5

           Notes to Consolidated Financial Statements.................6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.................................................7

Part II    Other Information..........................................9

Part III   Exhibits and Reports on Form 8-K..........................10

Signature............................................................11

                     PART 1 - FINANCIAL STATEMENTS

                The Strober Organization, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                           (In Thousands)
   ASSETS                                                     MAR. 31,                       DEC. 31,
                                                                1996                           1995
Current assets:
   Cash                                                         $5,377                       $6,007
   Accounts receivable, net of allowance for                    13,951                       15,907
doubtful accounts of $2,501 and $2,321 in
1996 and 1995, respectively
   Inventory                                                    12,239                       10,305
   Deferred income taxes                                           921                          921
   Other current assets                                            520                          347
Total current assets                                            33,008                       33,487
Property and equipment, net                                      3,398                        3,627
Goodwill, net of accumulated amortization of                     6,674                        6,726
$1,713 and $1,661 in 1996 and 1995,
respectively
Other assets                                                       725                          704
Total assets                                                   $43,805                      $44,544
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                         $621                         $908
   Accounts payable                                              6,336                        4,738
   Accrued expenses and taxes                                    2,455                        4,150
Total current liabilities                                        9,412                        9,796
Long-term debt, less current installments                        1,170                        1,224
Total liabilities                                               10,582                       11,020
Stockholders' equity:
   Preferred stock, $.01 par value, 1000                            --                           --
     shares authorized and unissued
   Common stock, $.01 par value, 20,000                             52                           52
     shares authorized; issued:  5,218 and
5,027 outstanding in 1996 and issued 5,178
and outstanding 4,987 in 1995
   Additional paid-in capital                                    7,099                        7,029
   Retained earnings                                            26,855                       27,189
   Less:  Treasury stock at cost, 191 shares                      (783)                        (746)
     in 1996 and 1995
Total stockholders' equity                                      33,223                       33,524
Total liabilities and stockholders' equity                     $43,805                      $44,544

     See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                  Three Months Ended March 31, 1996 and 1995




(In thousands, except per share data)                          1996                           1995
Net sales                                                       $23,092                       $28,167
Cost of goods sold                                               16,577                        20,777
Gross profit                                                      6,515                         7,390
Selling, general and administrative                               7,159                         7,037
expenses
Income (loss) from operation                                       (644)                          353
Interest expense                                                    (52)                          (54)
Interest income                                                     119                           105
Net income (loss) before income taxes                              (577)                          404
Provision (benefit) for income taxes                               (242)                          165
Net income (loss)                                                 ($335)                         $239
Net income (loss) per share                                      ($0.07)                        $0.05
Weighted average number of shares                                 5,132                         5,208
outstanding


          The computation of fully diluted earnings per share does not materially differ from that presented above.

     See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1996 and 1995
                                (In thousands)


                                                                 1996                          1995
Cash flows from operating activities:
  Net income (loss)                                             ($335)                          $239
  Adjustments to reconcile net income (loss) to
net cash (used by) provided by operating
activities:
     Depreciation and amortization                                350                            346
     Provision for estimated losses on accounts
receivable                                                        180                            239
     Changes in operating assets and
liabilities:
       Accounts receivable                                      1,776                          1,187
       Inventory                                               (1,934)                        (2,192)
       Other assets                                              (198)                           (96)
       Accounts payable                                         1,598                          1,756
       Accrued expenses and taxes                              (1,693)                          (973)
Net cash (used by) provided by operating                         (256)                           506
activities
Cash flows from investing activities:
  Additions to property and equipment, net                        (65)                          (159)
Cash flows from financing activities:
  Repayment of long-term debt                                    (342)                          (604)
  Proceeds from exercise of stock options                          70                             --
  Purchase of Treasury Stock                                      (37)                            --
Net cash used by financing activities                            (309)                          (604)
Net decrease in cash                                             (630)                          (257)
Cash at beginning of period                                     6,007                          3,890
Cash at end of period                                          $5,377                         $3,633




      See accompanying notes to consolidated financial statements

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) UNAUDITED STATEMENTS

  The accompanying unaudited consolidated financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 financial statements. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

(2) PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

(3) STATEMENTS OF CASH FLOWS-SUPPLEMENTAL DISCLOSURES

  Schedule of amounts paid for interest, income taxes and capital lease obligations.

In thousands
                                              1996                          1995

  Interest paid                               $32                           $39
  Income taxes paid                          $261                          $219
  Capital lease obligations                  $  0                          $271
    incurred for purchase
    of equipment

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain income statement amounts expressed as a percentage of sales:

                                                    Three Months                  Three Months
                                                        Ended                         Ended
                                                   March 31, 1996                March 31, 1995
Net Sales                                                  100.0%                        100.0%
Cost of goods sold                                          71.8%                         73.8%
Gross Profit                                                28.2%                         26.2%
SG&A expenses                                               31.0%                         25.0%
Income (loss) from operations                               (2.8)%                         1.2%
Net interest income                                           .3%                           .2%
Net income (loss) before income tax                         (2.5)%                         1.4%
Provision (benefit) for income tax                           1.0%                           .6%
Net income (loss)                                           (1.5)%                          .8%

RESULT OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1996 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1995

Net sales for the quarter ended March 31, 1996 decreased by $5.1 million (18%) compared to the same period in 1995. The decrease in sales is primarily due to extremely severe weather conditions experienced in the Northeast this winter as compared to milder weather conditions of the first quarter of 1995. The record breaking snow that occurred during the first quarter of 1996 halted outside construction activity for many of the Company's customers and greatly hampered jobsite deliveries to those customers who could continue to work.

Gross profit decreased by $875,000 (12%) in the first quarter of 1996 as compared to the same period in 1995 due to the lower sales volume. Gross profit as a percentage of sales increased from 26.2% to 28.2% in the first quarter of 1996 compared to the same period in 1995.

Selling, general and administrative expenses increased by $122,000 (2%) in the first quarter of 1996 compared to the same period in 1995. The following table shows the components of the SG&A expenses:

                                        THREE MONTHS ENDED

     IN THOUSANDS                      3/31/96   3/31/95

     Delivery                        $ 2,745   $ 2,688
     Selling                           1,033     1,002
     Administrative                    3,381     3,347
                                      $7,159    $7,037


Income from operations decreased $997,000 in the first quarter of 1996 due to a loss of $644,000 compared to income of $353,000 in the same period in 1995. This decrease resulted primarily from the inclement weather related decrease in sales volume. Net income before taxes decreased $981,000 in the 1996 first quarter to a net loss of $577,000 compared to net income of $404,000 in the same period in 1995.

The net loss for the first quarter of 1996 reflects an income tax benefit of $242,000 compared to an income tax provision of $165,000 for the same period in 1995. Net income for the first quarter ended March 31, 1996, decreased $574,000 to a loss of $335,000 compared to net income of $239,000 in the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations in the first quarter of 1996 without the necessity of any borrowings. The Company also maintains a revolving working capital line of credit in the amount of $10,000,000 with the Chase Manhattan Bank, N.A. which expires in January 1997. Borrowings under the credit facility are made as needed, up to a maximum of 75% of eligible accounts receivable and bear interest at the prime rate plus 1/2 a percentage point or at the option of the Company at various fixed London Interbank Offered Rate interest rates. The Company pledged as collateral for the credit facility its accounts receivable and is required to maintain certain financial covenants. At March 31, 1996, there were no balances owed under this credit line. The Company believes that this credit facility will provide sufficient working capital to support current and future operations and that an extension or replacement of the revolving working capital line of credit will be obtained in the next six months.

In March 1995, the Company entered into a master lease agreement with Chase Equipment Leasing Inc. to lease certain trucks and forklift equipment. The agreement provides for a monthly rental payment adjusted upon changes in the one month London Interbank Offered Rate.

At March 31, 1996, the Company's outstanding balance of subordinated notes payable was $292,000 compared to $583,000 at December 31, 1995. These notes were issued pursuant to the acquisition of The General Building Supply Company in January 1988. The notes are due September 1, 1996 and are paid with 36 consecutive monthly payments of $97,222 plus interest at 8% per annum. During 1995, the Company prepaid three monthly principal payments on the notes amounting to $292,000 and expects to make the final note payment on June 1, 1996.

Capital expenditures, net of dispositions, amounted to $65,000 in the three month period ended March 31, 1996, compared to $430,000 in the same period in 1995. The Company plans to purchase during the 1996 fiscal year new delivery equipment and computer equipment costing approximately $2 million.

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

                                   PART III




Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits:

           27   Financial Data Schedule

     (b)   Reports on Form 8-K:

           There was a Report on Form 8-K filed during the quarter which reported that the Company issued a press release on February 20, 1996 announcing that the Company had retained Hill Thompson Capital Markets, Inc. as its financial advisor.

                               SIGNATURE



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE STROBER ORGANIZATION, INC.



                                 By:  /s/David J. Polishook
				 _________________________________
                                      David J. Polishook
                                      Chief Financial Officer
                                      and Treasurer