Form 10-Q
period 1996-06-30
STROBER ORGANIZATION INC
filed 1996-08-09
CIK 803515

Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT  OF 1934

                    For Quarter Ended June 30, 1996

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

           (State of Organization          (IRS Employer Identification Number)
           or other Jurisdiction
           of Incorporation)

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

                            Yes   X        No _____

   COMMON STOCK $.01 PAR - SHARES ISSUED AND OUTSTANDING AT AUGUST 9, 1996 -
                                   5,027,447
 (Number of shares outstanding of each class of the Registrant's Common Stock)

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                                     INDEX



                                                                   PAGE

Face Sheet............................................................1

Index.................................................................2

Part I     Financial Information

   Item 1. Financial Statements

           Consolidated Balance Sheets as of
           June 30, 1996 and December 31, 1995........................3

           Consolidated Statements of Operations for the
           Three Months Ended June 30, 1996 and 1995..................4

           Consolidated Statements of Operations
           for the Six Months Ended June 30, 1996
           and 1995...................................................5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1996 and 1995............6

           Notes to Consolidated Financial Statements.................7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.................................................8

Part II    Other Information.........................................12

Part III   Exhibits and Reports on Form 8-K..........................13

Signature............................................................14

                    PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                The Strober Organization, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                              (In Thousands)
   ASSETS                                               JUNE 30,            DEC. 31,
                                                          1996                1995
Current assets:
 Cash                                                     $4,000             $6,007
 Accounts receivable, net of allowance for                19,549             15,907
doubtful
  accounts of $2,876 and $2,321 in 1996 and 1995,
  respectively
 Inventory                                                 12,548            10,305
 Deferred income taxes                                        921               921
 Other current assets                                         505               347
Total current assets                                       37,523            33,487
Property and equipment, net                                 4,279             3,627
Goodwill, net of accumulated amortization of                6,621             6,726
$1,765
  and $1,660 in 1996 and 1995, respectively
Other assets                                                 752                704
Total assets                                             $49,175            $44,544
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt                     $510               $908
 Revolving line of credit                                      -                  -
 Accounts payable                                          8,120              4,738
 Accrued expenses and taxes                                4,139              4,150
Total current liabilities                                 12,769              9,796
Long-term debt, less current installments                  1,837              1,224
Total liabilities                                         14,606             11,020
Stockholders' equity:
 Preferred stock, $.01 par value, 1000 shares                --                  --
  authorized and unissued
 Common stock, $.01 par value, 20,000 shares                 52                  52
  authorized; issued:  5,218 and 5,027
outstanding
  in 1996 and issued 5,178 and outstanding 4,987
in
  1995
 Additional paid-in capital                               7,099               7,029
 Retained earnings                                       28,201              27,189
 Less:  Treasury stock at cost, 191 shares in              (783)               (746)
1996
  and 1995
Total stockholders' equity                               34,569              33,524
Total liabilities and stockholders' equity              $49,175             $44,544

     See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                   Three Months Ended June 30, 1996 and 1995




(In thousands, except per share data)                          1996                           1995
Net sales                                                       $36,016                         $34,035
Cost of goods sold                                               26,509                          25,225
Gross profit                                                      9,507                           8,810
Selling, general and administrative                               7,519                           7,159
expenses
Income from operations                                            1,988                           1,651
Other income (expense)
 Interest expense                                                  (39)                             (58)
 Interest income                                                    113                              84
 Equity in earnings of joint venture                                 96                               -
 Gain on sale of fixed assets and other                             163                              (2)
income
Net income before income taxes                                    2,321                           1,675
Provision for income taxes                                          975                             687
Net income                                                       $1,346                            $988
Net income per share                                              $0.26                           $0.19
Weighted average number of shares                                 5,173                           5,227
outstanding


          The computation of fully diluted earnings per share does not materially differ from that presented above.

     See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                    Six Months Ended June 30, 1996 and 1995




(In thousands, except per share data)                          1996                           1995
Net sales                                                       $59,108                         $62,202
Cost of goods sold                                               43,086                          46,002
Gross profit                                                     16,022                          16,200
Selling, general and administrative                              14,708                          14,226
expenses
Income from operations                                            1,314                           1,974
Other income (expense)
 Interest expense                                                   (92)                           (112)
 Interest income                                                    232                             189
 Equity in earnings of joint venture                                 96                               -
 Gain on sale of fixed assets and other                             193                              28
income
Net income before income taxes                                    1,743                           2,079
Provision for income taxes                                          732                             852
Net income                                                       $1,011                          $1,227
Net income per share                                              $0.20                           $0.24
Weighted average number of shares                                 5,153                           5,217
outstanding


          The computation of fully diluted earnings per share does not materially differ from that presented above.

     See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1996 and 1995
                                (In thousands)


                                                                 1996                          1995
Cash flows from operating activities:
   Net income                                                       $1,011                        $1,227
Adjustments to reconcile net income to net cash
(used
   by) provided by operating activities:
   Depreciation and amortization                                       720                           695
   Provision for estimated losses on accounts                          358                           384
   receivable
   Changes in operating assets and liabilities:
     Accounts receivable                                           (4,000)                       (1,422)
     Inventory                                                     (2,243)                       (1,097)
     Other assets                                                    (214)                           38
     Accounts payable                                                3,382                        1,699
     Accrued expenses and taxes                                       (11)                         (224)
Net cash provided by (used by) operating                             (997)                        1,300
activities
Cash flows from investing activities:
   Additions to property and equipment, net                          (316)                         (392)
Cash flows from financing activities:
   Repayment of long-term debt                                       (727)                         (931)
   Proceeds from exercise of stock options                              70                            9
   Purchase of treasury stock                                         (37)
Net cash (used by) financing activities                              (694)                         (922)
Net decrease in cash                                               (2,007)                          (14)
Cash at beginning of period                                          6,007                        3,890
Cash at end of period                                               $4,000                       $3,876




      See accompanying notes to consolidated financial statements

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) UNAUDITED STATEMENTS

   The accompanying unaudited consolidated financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995.

   Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 financial statements. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

(2) PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

(3) STATEMENTS OF CASH FLOWS-SUPPLEMENTAL DISCLOSURES

   Schedule of amounts paid for interest, income taxes and capital lease obligations.

In thousands
                                             1996                     1995

   Interest paid                              $70                     $ 95
   Income taxes paid                         $280                     $733
   Capital lease obligations                 $940                     $880
   incurred for purchase of
   equipment

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain income statement amounts expressed as a percentage of sales:

                                        Three               Three             Six Months         Six Months
                                       Months              Months                Ended              Ended
                                        Ended               Ended               6/30/96            6/30/95
                                       6/30/96             6/30/95
Net sales                                 100.0%              100.0%               100.0%            100.0%
Cost of goods sold                         73.6%               74.1%                72.9%             74.0%
Gross profit                               26.4%               25.9%                27.1%             26.0%
SG&A expenses                              20.9%               21.0%                24.9%             22.9%
Income from operations                      5.5%                4.9%                 2.2%              3.1%
Other income (expense)                       .9%                 .1%                  .7%               .2%
Net income before income                    6.4%                5.0%                 2.9%              3.3%
taxes
Provision for income taxes                  2.7%                2.0%                 1.2%              1.3%
Net income                                  3.7%                3.0%                 1.7%              2.0%


RESULT OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1996 COMPARED TO SECOND QUARTER ENDED JUNE 30,
1995

Net sales for the quarter ended June 30, 1996 increased by $2.0 million (6%) compared to the same period in 1995. The increase in sales is primarily the result of increased construction activity experienced in the Company's marketing regions.

Gross profit increased by $697,000 (8%) in the second quarter of 1996 as compared to the same period in 1995 due to the higher sales volume. Gross profit as a percentage of sales increased from 25.9% to 26.4% in the second quarter of 1996 compared to the same period in 1995.

Selling, general and administrative expenses increased by $360,000 (5%) in the second quarter of 1996 compared to the same period in 1995.

The following table shows the components of the SG&A expenses:

                                        THREE MONTHS ENDED

     IN THOUSANDS                    6/30/96   6/30/95
     Delivery                         $3,004    $2,763
     Selling                           1,096     1,037
     Administrative                    3,419     3,359
                                      $7,519    $7,159

The increase in delivery expenses of $241,000 resulted from increases in variable delivery labor and trucking costs. Selling expenses increased by $59,000 resulting from higher sales salaries and advertising costs. Administrative expenses increased by $60,000 primarily due to higher legal fees, facility maintenance and bad debt provisions (due to the higher second quarter 1996 sales volume). The increase in administrative costs were partially offset by reductions in insurance and health insurance benefits and bonus provisions.

Other income-income from equity in joint venture of $96,000 represents the Company's 50% ownership share of the earnings of Architectural Wall Systems LLC (formed October 1995) for the six month period ended June 30, 1996. Gain on sale of fixed assets and other income increased by $165,000 in the second quarter of 1996 due primarily to gains on the sale of delivery equipment which were replaced with new equipment during the quarter.

Income from operations increased $337,000 in the second quarter of 1996 to $1,988,000 compared to $1,651,000 in the same period in 1995. This increase resulted primarily from higher gross margin dollars resulting from higher sales volume and partially offset by higher operating expenses. Net income before taxes increased $646,000 in the 1996 second quarter to $2,321,000 compared to $1,675,000 in the same period in 1995 due to increased operating income and higher net interest and other income.

The net income for the second quarter of 1996 reflects an income tax provision of $975,000 compared to a provision of $687,000 for the same period in 1995. Net income for the second quarter ended June 30, 1996 increased $358,000 to $1,346,000 compared to $988,000 in the same period in 1995.

SIX MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1995

Net sales for the six month period ended June 30, 1996 decreased by $3.2 million (5%) compared to the same period in 1995. The decrease in sales is primarily due to extremely severe weather conditions experienced in the Northeast this winter as compared to milder weather conditions of the first quarter of 1995. The record breaking snow that occurred during the first quarter of 1996 halted outside construction activity for many of the Company's customers and greatly hampered jobsite deliveries to those customers who could continue to work.

Gross profit decreased by $178,000 (1%) in the first six months of 1996 as compared to the same period in 1995 due to the lower first quarter sales volume. Gross profit as a percentage of sales was 27.1% during the first six months of 1996 compared to 26.0% in the same period in 1995.

Selling, general and administrative expenses increased by $481,000 (3%). The following table shows the components of the SG&A expenses.

                                      SIX MONTHS ENDED
     IN THOUSANDS                    6/30/96   6/30/95
     Delivery                         $5,749    $5,452
     Selling                           2,129     2,039
     Administrative                    6,830     6,735
                                     $14,708   $14,226


Delivery expenses increased $297,000 due primarily to higher facility rent, delivery labor and trucking costs. Selling expenses increased by $90,000 due to higher selling salaries partially reduced by lower advertising costs. Administrative expenses increased $95,000 due primarily to higher legal fees, facility maintenance and partially reduced by lower insurance, health benefits, bad debt provisions and bonus provisions.

Income from operations decreased $660,000 in the six month period ended June 30, 1996 to $1,314,000 compared to $1,974,000 in the same period in 1995. This decrease resulted primarily from the inclement weather related decrease in sales volume that occurred in the first quarter of 1996. Net income before taxes decreased $336,000 in the six month period ended June 30, 1996 to $1,743,000 compared to $2,079,000 in the same period in 1995.

The net income for the six month period ended June 30, 1996 reflects an income tax provision of $732,000 compared to $852,000 in the same period of 1995. Net income for the six month period ended June 30, 1996 decreased $216,000 to $1,011,000 compared to $1,227,000 in the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations in the first six months of 1996 without the necessity of any borrowings other than capital lease transactions to fund capital expenditures. The Company also maintains a revolving working capital line of credit in the amount of $10,000,000 with the Chase Manhattan Bank, N.A. Borrowings under the credit facility are made as needed, up to a maximum of 75% of eligible accounts receivable and bear interest at the prime rate plus 1/2 a percentage point or at the option of the Company at various fixed London Interbank Offered Rate interest rates. The Company pledged as collateral for the credit facility its accounts receivable and is required to maintain certain financial covenants. At June 30, 1996, there were no balances owed under this credit line. The Company believes that this credit facility will provide sufficient working capital to support current and future operations and that an extension or replacement of the revolving working capital line of credit will be obtained.

In March 1995, the Company entered into a master lease agreement with Chase Equipment Leasing Inc. to lease certain trucks and forklift equipment. The agreement provides for a monthly rental payment adjusted upon changes in the 30 day London Interbank Offered Rate. The Company leased $804,000 of new delivery equipment during the six month period ended June 30, 1996.

At June 30, 1996, the Company had no outstanding balance of subordinated notes payable compared to $583,000 at December 31, 1995. These notes were issued pursuant to the acquisition of The General Building Supply Company in January 1988. Although the notes were due September 1, 1996, a final payment was made on June 1, 1996.

Capital expenditures, net of dispositions, amounted to $316,000 in the six month period ended June 30, 1996, compared to $392,000 in the same period in 1995.

The Company will be relocating its Brooklyn, New York facility and corporate headquarters when the current lease expires on December 31, 1996. The Company has executed a new 10 year lease with The Port Authority of New York and New Jersey covering premises at Pier 3 at the Brooklyn Marine Terminals. This larger facility is approximately 2 miles from the present Brooklyn location. Facility improvements and fixtures associated with the relocation is estimated at $1,400,000. See "Other Information--Legal Proceedings."

The Company has entered into a 10 year renewal lease expiring on December 31, 2006 for its facility located at Valley Stream, New York.

                           PART II - OTHER INFORMATION




Item 1.  LEGAL PROCEEDINGS.

     On July 31, 1996, an action entitled BROOKLYN BRIDGE PARK COALITION, INC.
V. PORT AUTHORITY OF NEW YORK AND NEW JERSEY AND THE STROBER ORGANIZATION, INC. was commenced in the United States District Court, Eastern District of New York. The Complaint alleges, among other things, common law prospective nuisance arising out of the Company's planned relocation of its existing Brooklyn, New York facility from the waterfront at 550 Hamilton Avenue to Pier 3, a distance of approximately two miles. The Plaintiff is seeking to restrain the Company from constructing a building materials supply center on Pier 3.
The Company is currently evaluating the claims and intends to aggressively defend the claim against the Company.

     The Company is not a party to any other material legal proceedings. It is, however, involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. It is the opinion of management that any uninsured liability resulting from such litigation would not have a material adverse effect on the Company's business, financial position or earnings.

                                   PART III




Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits:

           10.1 Agreement of Lease made as of the 29th day of March, 1996 by and between The Port Authority of New York and New Jersey and Strober Bros., Inc. Building Supply Centers

           10.2 Indenture of Lease made as of 1986 by and between JNR Realty Company and Strober-L.I. Building Supply Centers, Inc. together with lease amendatory agreement made as of July 1996 between and among JNR Realty Company, Strober Long Island Building Supply Centers, Inc. and The Strober Organization, Inc.

           27   Financial Data Schedule

     (b)   Reports on Form 8-K:

                There was a Report on Form 8-K filed on July 1, 1996 which reported that the Company issued a press release on each of June 27, 1996 and July 1, 1996 announcing that the Company will be relocating its Brooklyn, New York Facility and Corporate Headquarters and that the Company had entered into a purchase agreement to acquire the assets of Rowley Building Products Corp. and all the capital stock of Rowley Building Products of New Jersey, Inc., respectively.

                                    SIGNATURE



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE STROBER ORGANIZATION, INC.



                                 By: /S/ DAVID J. POLISHOOK
				     --------------------------------------
                                      David J. Polishook
                                      Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                          DESCRIPTION
10.1                                                    Agreement of Lease made as of the 29th day of March,
                                                        1996 by and between The Port Authority of New York and
                                                        New Jersey and Strober Bros., Inc. Building Supply
                                                        Centers
10.2                                                    Indenture of Lease made as of 1986 by and between JNR
                                                        Realty Company and Strober-L.I. Building Supply
                                                        Centers, Inc. together with lease amendatory agreement
                                                        made as of July 1996 between and among JNR Realty
                                                        Company, Strober Long Island Building Supply Centers,
                                                        Inc. and The Strober Organization, Inc.
27                                                      Financial Data Schedule

                                  EXHIBIT 10.1

    Agreement of Lease made as of the 29th day of March, 1996 by and between The Port Authority of New York and New Jersey and Strober Bros., Inc. Building Supply Centers

     MLPF-11551.1                              LEASE NO. BP-276








                                 AGREEMENT


                                  between


                            THE PORT AUTHORITY

                        OF NEW YORK AND NEW JERSEY





                                    and




                            STROBER BROS., INC.
                          BUILDING SUPPLY CENTERS














Dated as of March 29, 1996

THIS AGREEMENT OF LEASE made as of the 29th day of March, 1996 by and between THE PORT AUTHORITY OF NEW YORK AND NEW JERSEY (hereinafter called "the Port Authority") body corporate and politic created by Compact between the States of New York and New Jersey with the consent of the Congress of the United States of America and having an office and place of business at One World Trade Center, New York, New York 10048 and STROBER BROS., INC. BUILDING SUPPLY CENTERS a New York corporation (hereinafter called "the Lessee"), with an office and place of business at 550 Hamilton Avenue, Brooklyn, New York 11232 whose representative is: Mr. Richard W. Young

     WITNESSETH THAT:

     The Port Authority and the Lessee, for and in consideration of the covenants and mutual agreements hereinafter contained, do hereby agree as follows:

     ARTICLE I.The Port Authority hereby lets to the Lessee and the Lessee and the Lessee hereby hires and takes from the Port Authority at Brooklyn-Port Authority Marine Terminal (sometimes hereinafter called "the
Facility") in the City of New York, County of Kings, State of New York, the following described premises:

The covered and enclosed are of the shed on Pier 3 shown in diagonal crosshatching and its associated Building 174 and the open area shown in diagonal crosshatching and stipple on the sketch attached hereto, hereby made a part hereof and marked "Exhibit A", together with the buildings, structures, fixtures, improvements, and other property, if any, of the Port Authority located or to be located therein or thereon, the said areas, buildings, structures, fixtures, improvements and other property of the Port Authority being hereinafter called "the premises". The Port Authority and the Lessee hereby acknowledge that the foregoing premises constitute non-residential property.

     ARTICLE II.The term of the letting shall commence at 12:01 o'clock A.M. on July 1, 1996 and, unless sooner terminated, shall expire at 11:59 o'clock P.M. on June 30, 2006.

     ARTICLE III.The Lessee shall pay a basic rental as set forth in Special Endorsement No. 3.

     ARTICLE IV.The Lessee shall use and occupy the premises for the following purposes only, and for no other purpose whatsoever:

     For the receipt, storage and/or distribution of lumber and construction materials, a substantial portion of which is waterborne to the Port of New York and New Jersey, as shall have the prior and continuing consent of the Port Authority; and for the loading and unloading of vehicles in connection with the operations being conducted by the Lessee at the premises.

     ARTICLE V.The Port Authority and the Lessee agree that the letting shall be subject to and in accordance with, and the Lease and the Port Authority each for itself agrees that it will perform all the obligations imposed upon it by, the Terms and Conditions (Sections 1 through 30) hereof and the following endorsements and attachments, all annexed hereto and made a part hereto and made a part hereof, with the same effects as if the same were set forth herein in full:

     TITLE                    NUMBER                    DATE

Services                 Standard Endorsement No. L5.1 10/06/75
Brooklyn-Port Authority
  Marine Terminal             "    "    No. L19.7      10/06/64
Insurance                     "    "    No. 21.1       3/25/82
Abatement                     "    "    No. L27.4      10/06/68
Special Endorsements
Space Plan - Exhibit A
Schedule naming Rules, Regulations, Rates and Charges applying at Port
  Authority Marine Terminals - Exhibit R


     ARTICLE VI.The within, together with the said Terms and Conditions, endorsements and attachments, constitutes the entire agreement of the Port Authority and the Lessee on the subject matter, and may not be changed, modified, discharged or extended except by written instrument duly executed by the Port Authority and the Lessee. The Lessee agrees that no representations or warranties shall be binding upon the Port Authority unless expressed in writing in this agreement.

     IN WITNESS WHEREOF, the Port Authority and the Lessee hereto have executed these presents as of the date first above written.

                    THE PORT AUTHORITY OF NEW YORK AND NEW JERSEY


ATTEST:                  By____________________________________

_________________        Title_________________________________
                                             (SEAL)

                    STROBER BROS., INC. BUILDING SUPPLY CENTERS


ATTEST:                  By____________________________________

_________________        Title__________________________PRESIDENT
        Secretary                     (CORPORATE SEAL)

                       TERMS AND CONDITIONS


SECTION 1.INGRESS AND EGRESS

     The Lessee shall have the right of ingress and egress between the premises and the city streets outside the Facility. Such right shall be exercised by means of such pedestrian or vehicular ways, to be used in common with others having rights of passage within the Facility, as may from time to time be designated by the Port Authority for the use of the public. The use of any such way shall be subject to the rules and regulations of the Port Authority which are now in effect or which may hereafter be promulgated for the safe and efficient operation of the Facility. The Port Authority may, at any time, temporarily or permanently close, or consent to or request the closing of, any such way or any other area at, in or near the Facility presently or hereafter used as such, so long as a means of ingress and egress as provided above remains available to the Lessee. The Lessee hereby releases and discharges the Port Authority, and all municipalities and other governmental authorities, and their respective successors and assigns, of and from any and all claims, demands, or causes of action which the Lessees may now or at any time hereafter have against any of the foregoing, arising or alleged to arise out of the closing of any way or other area whether within or outside the Facility. The Lessee shall not do or permit anything to be done which will interfere with the free access and passage of others to space adjacent to the premises or in any streets, ways and walks near the premises.

SECTION 2.GOVERNMENTAL AND OTHER REQUIREMENTS

     (a) The Lessee shall procure from all governmental authorities having jurisdiction of the operations of the Lessee hereunder, all licenses, certificates, permits or other authorization which may be necessary for the conduct of such operations.

     (b) The Lessee shall promptly observe, comply with and execute the provisions of any and all present and future governmental laws, rules, regulations, requirements, orders and directions which may pertain or apply to its operations or the use and occupancy of the premises hereunder, and in addition shall make all improvements, repairs and alterations which may be so required.

     (c) The obligation of the Lessee to comply with governmental requirements is provided herein for the purpose of assuring proper safeguards for the protection of persons and property in or near the Facility and proper operation by the Lessee. Such provision herein is not to be construed as a submission by the Port Authority to the application to itself of such requirements or any of them.

SECTION 3.RULES AND REGULATIONS

     (a) The Lessee covenants and agrees to observe and obey (and to compel its officers, employees and others on the premises with its consent to observe and obey) the Rules and Regulations of the Port Authority as now supplemented and now in effect, and such further reasonable rules and regulations (including amendments and supplements thereto) for the government of the conduct and operations of the Lessee as may from time to time during the letting be promulgated by the Port Authority for reasons of safety, health, or preservation of property, or for the maintenance of the good and orderly appearance of the premises, or for the safe or efficient operation of the Facility. The Port Authority agrees that, except in cases of emergency, it will give notice to the Lessee of every such further rule or regulation at least five (5) days before the Lessee shall be required to comply therewith.

     (b) If a copy of the Rules and Regulations is not attached, then the Port Authority will notify the Lessee thereof by either delivery of a copy, or by publication in a newspaper published in the Port of New York District by making a copy available at the office of the Secretary of the Port Authority.

     (c) No statement or provision in the said Rules and Regulations shall be deemed a representation or promise by the Port Authority that the services or privileges described shall be or remain available, or that the charges, prices, rates or fees stated therein shall be or remain in effect throughout the letting, all of the same being subject to change by the Port Authority from time to time whenever it deems a change advisable.

SECTION 4.METHOD OF OPERATION

     (a) In the performance of its obligations hereunder and in the use of the premises the Lessee shall conduct its operations in an orderly and proper manner, so as not to annoy, disturb or be offensive to others near the premises or at the Facility and within twenty four hours remove the cause of any objection made by the Port Authority relative to the demeanor, conduct or appearance of any of the employees of the Lessee or others on the premises with the consent of the Lessee.

     (b) The Lessee shall not allow any garbage, debris or other waste materials (whether solid or liquid) to collect or accumulate on the premises and the Lessee shall remove from the premises and from the Facility all garbage, debris and other waste materials (whether solid or liquid) arising out of its operations hereunder. Any such material which may be temporarily stored shall be kept in suitable waste receptacles, the same to be made of metal and equipped with tight-fitting covers, and in any case to be designed and constructed to contain safely the waste material placed by the Lessee therein. The receptacles shall be provided and maintained by the Lessee and shall be kept covered except when being filled or emptied. The Lessee shall use extreme care when effecting removal of all such material, shall effect such removal at such times and by such means as first approved by the Port Authority, and shall in no event make use of any facilities or equipment of the Port Authority except with the prior consent thereof.

     (c) The Lessee shall not do or permit to be done anything which may interfere with the effectiveness or accessibility of the utility, mechanical, electrical and other systems installed or located anywhere at the Facility.

     (d) The Lessee shall not commit any nuisance or permit its employees or others on the premises with its consent to commit or create or continue or tend to create any nuisance on the premises or in or near the Facility.

     (e) The Lessee shall take all reasonable measures to keep the sound level of its operations as low as possible and to eliminate vibrations tending to damage the premises or the Facility or any part thereof.
     (f) The Lessee shall not cause or permit to be caused or produced upon the premises, to permeate the same or to emanate therefrom, any unusual, noxious or objectionable smokes, gases, vapors or odors.

     (g) The Lessee shall not do or permit to be done any act or thing at the Facility which shall or might subject the Port Authority to any liability or responsibility for injury to any person or persons or damage to any property.

     (h) The Lessee shall not overload any floor, roof, land surface, bulkhead, pavement, landing, pier or wharf at the Facility, and shall repair, replace or rebuild any such, including but not limited to supporting members, damaged by overloading. For the purpose of this paragraph (h), any placing on the premises of a load per square foot in excess of the number of pounds avoirdupois, if any, stated in any Special Endorsement hereto shall constitute overloading, but an overload may be created by a lesser weight. Nothing in this paragraph or elsewhere in this Agreement shall be or be construed to be a representation by the Port Authority of the weight capacity of any part of the Facility.

     (i) The Lessee shall not do or permit to be done any act or thing upon the premises or at the Facility which (1) will invalidate or conflict with any fire insurance policies covering the premises or any part thereof, or the Facility, or any part thereof or (2) which, in the opinion of the Port Authority, may constitute an extra-hazardous condition, so as to increase the risks normally attendant upon the operations permitted by this Agreement, or (3) which will increase the rate of any fire insurance, extended coverage or rental insurance on the Facility or any part thereof or on the contents of any building thereon. The Lessee shall promptly observe, comply with and execute the provisions of any and all present and future rules and regulations, requirements, orders and directions of the National Fire Protection Association and, if the premises are located in New York, of the Insurance Services Office of New York, or, if the premises are located in New Jersey, of the Insurance Services Office of New Jersey, or of any other board or organization exercising or which may exercise similar functions, which may pertain or apply to the operations of the Lessee on the premises, and the Lessee shall, subject to and in accordance with the provisions of this Agreement relating to construction by the Lessee, make any and all structural and nonstructural improvements, alterations or repairs of the premises that may be required at any time hereafter by any such present or future rule, regulation, requirement, order or direction. If by any reason of any failure on the part of the Lessee to comply with the provisions of this paragraph any fire insurance, extended coverage or rental insurance rate on the premises or any part thereof, or on the Facility or any part thereof, shall at any time be higher than it otherwise would be, then the Lessee shall pay to the Port Authority that part of all premiums paid by the Port Authority which shall have been charged because of such violation or failure by the Lessee.

     (j) From time to time and as often as required by the Port Authority, the Lessee shall conduct pressure, water-flow, and other appropriate tests of the fire extinguishing system and fire-fighting equipment on the premises whether furnished by the Port Authority or by the Lessee. The Lessee shall keep all fire-fighting and fire extinguishing equipment well supplied with a fresh stock of chemicals and with sand, water or other materials as the case may be for the use of which such equipment is designed, and shall train its employees in the use of all such equipment, including in such training periodic drills.

SECTION 5.SIGNS

     (a) Except with the prior consent of the Port Authority, the Lessee shall not erect, maintain or display any advertising, signs, posters or similar devices at or on the premises or elsewhere at the Facility.

     (b) Upon demand by the Port Authority, the Lessee shall remove, obliterate, or paint out any and all advertising, signs, posters and similar devices placed by the Lessee on the premises or elsewhere on the Facility and in connection therewith at the expiration or earlier termination of the letting, shall restore the premises and the Facility to the same condition as at the commencement of the letting. In the event of a failure on the part of the Lessee so as to remove, obliterate or paint out each and every sign or piece of advertising and so to restore the premises and the Facility, the Port Authority may perform the necessary work and the Lessee shall pay the costs thereof to the Port Authority on demand.

SECTION 6.INDEMNITY

     The Lessee shall indemnify and hold harmless the Port Authority, its Commissioners, officers, employees and representatives, from all claims and demands of third persons including but not limited to claims and demands for death, claims and demands for personal injuries, and claims and demands for property damages, arising out of the use or occupancy of the premises by the Lessee or by others with its consent or out of any other acts or omissions of the Lessee, its officers and employees on the premises or elsewhere at the Facility, or out of the acts or omissions of others on the premises with the consent of the Lessee, including claims and demands of the party from which the Port Authority derives its rights in the Facility for indemnification arising by operation of law or through agreement of the Port Authority with such party.

SECTION 7.MAINTENANCE AND REPAIR

     (a) The Lessee shall at all times keep the premises clean, and in an orderly condition and appearance, together with all the fixtures, equipment and personal property of the Lessee located in or on the premises.

     (b) The Lessee shall repair, replace, rebuild and paint all or any part of the premises which may be damaged or destroyed by the acts or omissions of the Lessee or by those of its officers, employees or of other persons on or at the premises with the consent of the Lessee.

     (c) With respect to all parts of the premises, including but without limitation thereto, such of the following as are or may be during the term of the letting located in or on the premises: fences, the exterior and interior of the building walls, the exterior and interior and operating mechanisms of and attachments to windows and skylights, screens, roofs, foundations, steel work, columns, the exterior and interior and operating mechanisms of and attachments to doors, partitions, floors, ceilings, inside and outside paved and unpaved areas, glass of every kind, and the utility, mechanical, electrical and other systems, the Lessee shall take the same good care of the premises that would be taken by a reasonably prudent owner who desired to keep and maintain the same so that at the expiration or termination of the letting and at all times during the letting, the same (or a reconstruction of all or any part thereof) will be in as good condition as at the commencement thereof (or, in the case of improvements made during the letting hereunder, in as good condition as at the time of the installation or construction thereof), except for reasonable wear which does not adversely affect the watertight condition or structural integrity of the building or other structures on the premises or adversely affect the efficient or the proper utilization of any part of the premises. To that end, the Lessee shall make frequent periodic inspections and, from time to time as the necessity therefor arises and regardless of the cause of the condition requiring the same, the Lessee shall perform all necessary preventive maintenance including but not limited to painting (the exterior of the building, areas of joint or common use and areas visible to the general public to be painted in colors which have been approved by the Port Authority), and, except under circumstances as set forth in paragraph
(a) of Section 8 of these Terms and Conditions, the Lessee shall make all necessary repairs and replacements and do all necessary rebuilding with respect to all parts of the premises, all of which shall be in quality equal to the original in materials and workmanship and regardless of whether such repairs and replacements are structural or non-structural, ordinary or extraordinary, foreseen or unforeseen. The Lessee shall commence to perform each of its obligations hereunder within twenty days after notice from the Port Authority and shall thereafter continue the same to completion with reasonable diligence.

     (d)  The obligation of the Lessee as set forth in paragraphs (b) and
(c) of this Section, in the event of damage or destruction covered by any contract of insurance under which the Port Authority is the insured, is hereby released to the extent that the loss is recouped by actual payment to the Port Authority of the proceeds of such insurance; PROVIDED, HOWEVER, that, if this release shall invalidate any such policy of insurance or reduce, limit or void the rights of the Port Authority thereunder, then the release shall be void and of no effect.

SECTION 8.CASUALTY

     (a) In the event that, as a result of a casualty insured against in favor of the Port Authority under the standard form of fire insurance policy and extended coverage endorsement carried by it on any structure, building or portion of a building which is or is a part of the premises, the same is damaged (without the fault of the Lessee, its officers, employees, or others on or at the premises with its consent) so as to render it untenantable in whole or substantial part, then

          (1) if, in the opinion of the Port Authority, the necessary repairs or rebuilding can be completed within ninety (90) days after the occurrence of the damage, the Port Authority shall repair or rebuild with due diligence, and the rental hereunder shall be abated as provided in this Agreement, for the period from the occurrence of the damage to the completion of the repairs or rebuilding, whether or not the work of repair or rebuilding is actually completed within the said ninety (90) days; or

          (2) if, in the opinion of the Port Authority, such repairs or rebuilding cannot be completed within ninety (90) days after the occurrence of the damage, or if one or more of the structures or buildings which are a part of the premises or the entire premises require rebuilding, then the Port Authority shall have options: (i) to proceed with due diligence to repair or to rebuild as necessary or
     (ii) to terminate the letting as to the damaged structure or structures, building or buildings or portion thereof only; or (iii) to cancel this Agreement and terminate the letting as to the entire premises; and the rental payable under this Agreement shall be abated, as provided in this Agreement, either, as the case may require, for the period from occurrence of the damage to the completion of repairs and rebuilding, or for the period from the occurrence of the damage to the completion of repairs and rebuilding, or for the period from the occurrence of the damage to the effective date of termination, for the area or areas involved.

     (b) "Substantial part" shall mean for the purposes of this Section at least twenty-(25%) of the usable floor space in the structure or building or part thereof comprising the premises, or, if there is more than one structure or building on the premises, at least twenty-five percent (25%) of the aggregate usable floor space comprising the premises in all of the structures and buildings covered by insurance.

     (c) The parties hereby stipulate that if the premises are in New Jersey neither the provisions of Title 46:8-6 and 46:8-7 of the Revised Statutes of New Jersey nor those of any other similar statute shall extend or apply to this Agreement and if the premises are in New York, neither the provisions of Section 227 of the Real Property Law of New York nor those of any other similar statute shall extend or apply to this Agreement.

     (d) In the event of damage to or a partial or total destruction of the premises, the Lease shall within five days of the occurrence commence to remove all of its damaged property and all debris thereof from the premises or from the portion thereof destroyed and thereafter shall diligently continue such removal and if the Lessee does not perform its obligation hereunder, the Port Authority may remove such debris and dispose of the same and may remove such property to a public warehouse for deposit or may retain the same in its own possession and sell the same at public auction, the proceeds of which shall be applied first to the expenses of removal, storage and sale, second to any sums owed by the Lessee to the Port Authority, with any balance remaining to be paid to the Lessee; if the expenses of such removal, storage and sale shall exceed the proceeds of sale, the Lessee shall pay such excess to the Port Authority upon demand.

SECTION 9.ASSIGNMENT AND SUBLEASE

     (a) The Lessee covenants and agrees that it will not sell, convey, transfer, assign, mortgage or pledge this Agreement or any part thereof, or any rights created thereby or the letting thereunder or any part thereof.

     (b)  The Lessee shall not sublet the premises or any part thereof.

     (c) If the Lessee assigns, sells conveys, transfers, mortgages, pledges or sublets in violation of subdivisions (a) or (b) of this Section or if the premises are occupied by anybody other than the Lessee, the Port Authority may collect rent from any assignee, sublessee or anyone who claims a right to this Agreement or letting or who occupies the premises and shall apply the net amount collected to the rental herein reserved; and no such collection shall be deemed a waiver by the Port Authority of the covenants contained in subdivisions (a) and (b) of this Section nor an acceptance by the Port Authority of any such assignee, sublessee, claimant or occupant as tenant, nor a release of the Lessee by the Port Authority from the further performance by the Lessee of the covenants contained herein.

     (d) The Lessee further covenants and agrees that it will not use or permit any person whatsoever to use the premises or any portion thereof for any purpose other than as provided in Article IV of this Agreement.

SECTION 10.CONDEMNATION

     (a) In any action or other proceedings by any governmental agency or agencies for the taking for a public use of any interest in all or part of the premises, or in case of any deed, lease or other conveyance in lieu thereof (all of which are in this Section referred to as "taking or conveyance"), the Lessee shall not be entitled to assert any claim to any compensation, award or part thereof made or to be made therein or therefor or any claim to any consideration or rental or any part thereof paid therefor, or to institute any action or proceeding or to assert any claim against such agency or agencies or against the Port Authority for any such taking or conveyance, it being understood and agreed between the parties hereto that the Port Authority shall be entitled to all compensation or awards made or to be made or paid, and all such considerations or rental, free of any claim or right of the Lessee.

     (b) In the event that all or any portion of the premises is required by the Port Authority to comply with any present or future governmental law, rule, regulation, requirement, order or direction, the Port Authority may by notice given to the Lessee terminate the letting with respect to all or such portion of the premises so required. Such termination shall be effective on the date specified in the notice. The Lessee hereby agrees to deliver possession of all or such portion of the premises so required upon the effective date of such termination in the same condition as that required for the delivery of the premises upon the date originally fixed by this Agreement for the expiration of the term of the letting. No taking authority as described in paragraph (a) of this Section, nor any delivery by the Lessee nor taking by the Port Authority pursuant to this paragraph, shall be or be construed to be an eviction of the Lessee or a breach of this Agreement or be made the basis of any claim by the Lessee against the Port Authority for damages, consequential or otherwise.

     (c) In the event that the taking or conveyance covers the entire premises, or in the event that the letting is terminated with respect to the entire premises pursuant to paragraph (b) of this Section, then this Agreement shall, as of the date possession is taken by such agency or agencies from the Port Authority, or as of the effective date of such termination, cease and determine in the same manner and with the same effect as if the said date were the original date of expiration hereof.

     (d) In the event that the taking or conveyance covers a part only of the premises, or in the event that the letting is terminated pursuant to paragraph (b) of this Section with respect to a part only of the premises, then the letting as to such part shall, as of the date possession thereof is taken by such agency or agencies, or as of the effective date of such termination, cease and determine in the same manner and with the same effect as if the term of the letting had on that date expired, and the basic rental shall be abated as provided hereinafter.

     (e) In the event that the taking or conveyance or the delivery by the Lessee or taking by the Port Authority pursuant to paragraph (b) of this Section covers fifty per cent (50%) or more of the total usable area of the premises including both open and enclosed space, then the Lessee and the Port Authority shall each have an option exercisable by notice given within ten (10) days after such taking or conveyance to terminate the letting hereunder, as of the date of such taking, and such termination shall be effective as if the date of such taking were the original date of expiration hereof.

SECTION 11.CONSTRUCTION BY THE LESSEE

     Except with the prior consent of the Port Authority, the Lessee shall not erect any structures, make any improvements or do any other construction work on the premises or alter, modify, or make additions, improvements or repairs to or replacements of, any structure now existing or built at any time during the letting, or install any fixtures, and in the event any construction, improvement, alteration, modification, addition, repair or replacement is made with or without such consent and unless the consent of the Port Authority shall expressly provide otherwise, the same shall immediately become the property of the Port Authority, and the Lessee shall have no right to remove the same either during the letting or at the expiration thereof unless the Port Authority, at any time prior to the expiration of the term of the letting, or any extension or renewal thereof, or within sixty (60) days after expiration or earlier termination of the term of the letting, shall give notice to the Lessee to remove the same, or to cause the same to be changed to the satisfaction of the Port Authority, in which case the Lessee agrees to remove the same, or change it in compliance with such notice. In case of any failure on the part of the Lessee to comply with such notice, the Port Authority may effect the removal or change, and the Lessee hereby agrees to pay the cost thereof to the Port Authority upon demand.

SECTION 12.ADDITIONAL RENT AND CHARGES

     (a) If the Port Authority has paid any sum or sums or has incurred any obligations or expense which the Lessee has agreed to pay or reimburse the Port Authority for, or if the Port Authority is required or elects to pay any sum or sums or incurs any obligations or expense by reason of the failure, neglect or refusal of the Lessee to perform or fulfill any one or more of the conditions, covenants or agreements contained in this Agreement or as a result of an act or omission of the Lessee contrary to the said conditions, covenants and agreements, the Lessee shall pay to the Port Authority the sum or sums so paid or the expense so incurred, including all interest, costs, damages and penalties and the same may be added to any installment of rent thereafter due hereunder and each and every part of the same shall be and become additional rent, recoverable by the Port Authority in the same manner and with like remedies as if it were originally a part of the basic rent as set forth in Article III hereof.

     (b) For all purposes under this Section and in any suits, action or proceeding of any kind between the parties hereto, any receipt showing any payment of sum or sums by the Port Authority for any work done or material furnished shall be PRIMA FACIE evidence against the Lessee that the amount of such payment was necessary and reasonable. Should the Port Authority elect to use its operating and maintenance staff in performing any work and to charge the Lessee with the cost of same, any time report of any employee of the Port Authority showing hours of labor or work allocated to such work, or any stock requisition of the Port Authority showing the issuance of materials for use in the performance thereof shall likewise be PRIMA FACIE evidence against the Lessee that the amount of such charge was necessary and reasonable.

     (c) The term "cost" in this Agreement shall mean and include: (1) Payroll costs, including contributions to the Retirement System, or the cost of participation in other pension plans or systems, insurance costs, sick leave pay, holiday, vacation and authorized absence pay; (2) Cost of materials and supplies used; (3) Payments to contractors; (4) Any other direct costs; and (5) 30% of the sum of the foregoing.

SECTION 13.RIGHTS OF ENTRY RESERVED

     (a) The Port Authority, by its officers, employees, agents, representatives and contractors shall have the right at all reasonable times to enter upon the premises for the purpose of inspecting the same, for observing the performance by the Lessee of its obligations under this Agreement, and for the doing of any act or thing which the Port Authority may be obligated or have the right to do under this Agreement or otherwise.

     (b) Without limiting the generality of the foregoing, the Port Authority, by its officers, employees, agents, representatives, and contractors, and furnishers of utilities and other services, shall have the right, for its own benefit, for the benefit of the Lessee, or for the benefit of others than the Lessee at the Facility, to maintain existing and future utility, mechanical, electrical and other systems and to enter upon the premises at all reasonable times to make such repairs, replacements or alterations as may be, in the opinion of the Port Authority, be deemed necessary or advisable and, from time to time, to construct or install over, in or under the premises new systems or parts thereof, and to use the premises for access to other parts of the Facility otherwise not conveniently accessible; PROVIDED, HOWEVER, that in the exercise of such rights of access, repair, alteration or new construction the Port Authority shall not unreasonably interfere with the use and occupancy of the premises by the Lessee.

     (c) In the event that any property of the Lessee shall obstruct the access of the Port Authority, its employees, agents or contractors to any of the existing or future utility, mechanical, electrical and other systems and thus shall interfere with the inspection, maintenance or repair of any such system, the Lessee shall move such property, as directed by the Port
Authority, in order that   the access may be had to the system or part
thereof for its inspection, maintenance or repair, and, if the Lessee shall fail to so move such property after direction from the Port Authority to do so, the Port Authority may move it and the Lessee hereby agrees to pay the cost of such moving upon demand.

     (d) Nothing in this Section shall or shall be construed to impose upon the Port Authority any obligations so to construct or maintain or to make repairs, replacements, alterations or additions, or shall create any liability for any failure so to do. The Lessee is and shall be in exclusive control and possession of the premises and the Port Authority shall not in any event be liable for any injury or damage to any property or to any person happening on or about the premises nor for any injury or damage to the premises nor to any property of the Lessee or of any other person located in or thereon (other than those occasioned by the acts of the Port Authority).

     (e) At any time and from time to time during ordinary business hours within the three (3) months next preceding the expiration of the letting, the Port Authority, by its agents and employees, whether or not accompanied by prospective lessees, occupies or users of the premises, shall have the right to enter thereon for the purpose of exhibiting and viewing all parts of the same and during such three-month period the Port Authority may place and maintain on the premises, the usual "to Let" signs, which signs the Lessee shall permit to remain without molestation.
     (f) If, during the last month of the letting, the Lessee shall have removed all or substantially all its property from the premises, the Port Authority may immediately enter and alter, renovate and redecorate the premises.

     (g) The exercise of any or all of the foregoing rights by the Port Authority or others shall not be or be construed to be an eviction of the Lessee nor be made the grounds for any abatement of rental nor any claim or demand for damages consequential or otherwise.

SECTION 14.LIMITATION OF RIGHTS AND PRIVILEGES GRANTED

     (a) The premises are let to the Lessee and the Lessee takes the same subject to all the following: (i) easements, restrictions, reservations, covenants and agreements if any, to which the premises may be subject, rights of the public in and to any public street (ii) rights, if any, of any enterprise, public or private which is engaged in furnishing heating, lighting, power, telegraph, telephone, steam, or transportation services and of the municipality and State in which the premises are located (iii) permits, licenses, regulations and restrictions, if any, of the United States, the municipality or State in which the premises are located, or other governmental authority.

     (b) No greater rights or privileges with respect to the use of the premises or of the facility or any part thereof are granted or intended to be granted to the Lessee by this Agreement, or by any provision thereof, than the rights and privileges expressly and specifically granted.

     (c) Nothing in this Agreement contained shall grant to the Lessee any rights whatsoever in the air space above the roof of the building or buildings or portion of a building or buildings, if any are included in the premises (except to the extent required in either case for the performance of any of the obligations of the Lessee hereunder), or more than twenty
(20) feet above the present ground level of any open area included in the premises.

SECTION 15.PROHIBITED ACTS

     (a) Unless otherwise expressly permitted so to do, the Lessee shall not install, maintain or operate, or permit the installation, maintenance or operation on the premises of any vending machine or device designed to dispose or sell food, beverages, tobacco, tobacco products or merchandise of any kind, whether or not included in the above categories, or of any restaurant, cafeteria, kitchen stand or other establishment of any type for the preparation, dispensing or sale of food, beverages, tobacco, tobacco products or merchandise of any kind, whether or not included in the above categories, or of any equipment or device for the furnishing to the public of service of any kind, including therein, without limitation thereto, telephone pay-stations.

     (b) The Port Authority, by itself or by contractors, lessees or permittees, shall have the exclusive right to install, maintain and receive and retain the revenues from all coin-operated or other machines or devices for the sale of merchandise of all types, or for the rendering of services, which may be operated on the premises; PROVIDED, HOWEVER, that no such machine or device shall be installed except upon the request of the Lessee. This provision shall not be construed to confer upon the Lessee any right to have such machines installed except at the sole discretion of the Port Authority.

SECTION 16.TERMINATION

     (a) If any one or more of the following events shall occur, that is to say:

          (1) The Lessee shall become insolvent, or shall take the benefit of any present or future insolvency statute, or shall make a general assignment for the benefit of creditors, or file a voluntary petition in bankruptcy or a petition or answer seeking an arrangement or its reorganization or the readjustment of its indebtedness under the federal bankruptcy laws or under any other law or statute of the United States or of any State thereof, or consent to the appointment of a receiver, trustee, or liquidator of all or substantially all of its property; or

          (2) By order or decree of a court the Lessee shall be adjudged bankrupt or an order shall be made approving a petition filed by any of its creditors or, if the Lessee is a corporation, by any of its stockholders, seeking its reorganization or the readjustment of its indebtedness under the federal bankruptcy laws or under any law or statute of the United States or of any State thereof; or

          (3) A petition under any part of the federal bankruptcy laws or an action under any present or future insolvency law or statute shall be filed against the Lessee and shall not be dismissed within thirty
     (30) days after the filing thereof; or

          (4) The letting or the interest of the Lessee under this Agreement shall be transferred to, pass to or devolve upon, by operation of law or otherwise, any other person, firm or corporation; or

          (5) The Lessee, if a corporation, shall, without the prior approval of the Port Authority, become a possessor or merged corporation in a merger, a constituent corporation in a consolidation, or a corporation in dissolution; or

          (6) If the Lessee is a partnership, and the said partnership shall be dissolved as the result of any act or omission of its partners or any of them, or by operation of law or the order or decree of any court having jurisdiction, or for any other reason whatsoever; or

          (7) By or pursuant to, or under authority of any legislative act, resolution or rule, or any other or decree of any court or governmental board, agency or officer, a receiver, trustee, or liquidator shall take possession or control of all or substantially all of the property of the Lessee, and such possession or control shall continue in effect for a period of fifteen (15) days; or

          (8) The Lessee shall voluntarily abandon, desert or vacate the premises or discontinue its operations at the premises or at the Facility or, after exhausting or abandoning any right of further appeal, the Lessee shall be prevented for a period of thirty (30) days by action of any governmental agency from conducting its operations on the premises, regardless of the fault of the Lessee; or

          (9) Any lien shall be filed against the premises because of any act or omission of the Lessee and shall not be discharged within twenty (20) days; or
          (10) The Lessee shall fail duly and punctually to pay the rental or to make any other payment required hereunder when due to the Port Authority; or

          (11) The Lessee shall fail to keep, perform and observe each and every other promise, covenant and agreement set forth in this agreement, on its part to be kept, performed or observed, within ten
     (10) days after its receipt of notice of default thereunder from the Port Authority (except where fulfillment of its obligation requires activity over a period of time, and the Lessee shall have commenced to perform whatever may be required for fulfillment within ten (10) days after receipt of notice and continues such performance without interruption except for causes beyond its control);

then upon the occurrence of any such event or at any time thereafter during the continuance thereof, the Port Authority may by five (5) days' notice terminate the letting and the Lessee's rights hereunder, such termination to be effective upon the date specified in such notice. Such right of termination and the exercise thereof shall be and operates as a conditional limitation.

     (b) If any of the events enumerated in paragraph (a) of this Section shall occur prior to the commencement of the letting, the Lessee shall not be entitled to enter into possession of the premises, and the Port Authority, upon the occurrence of any such event, or at any time thereafter, during the continuance thereof, by twenty-four (24) hours' notice, may cancel the interest of the Lessee under this agreement, such cancellation to be effective upon the date specified in such notice.

     (c) No acceptance by the Port Authority of rentals, fees, charges or other payments in whole or in part for any period or periods after a default of any of the terms, covenants and conditions hereof to be performed, kept or observed by the Lessee shall be deemed a waiver of any right on the part of the Port Authority to terminate the letting. No waiver by the Port Authority of any default on the part of the Lessee in performance of any of the terms, covenants or conditions hereof to be performed, kept or observed by the Lessee shall be or be construed to be a waiver by the Port Authority of any other or subsequent default in performance of any of the said terms, covenants and conditions.

     (d) The rights of termination described above shall be in addition to any other rights of termination provided in this Agreement and in addition to any rights and remedies that the Port Authority would have at law or in equity consequent upon any breach of this Agreement by the Lessee, and the exercise by the Port Authority of any right of termination shall be without prejudice to any other such rights and remedies.

SECTION 17.  RIGHT OF RE-ENTRY

     The Port Authority shall, as an additional remedy upon the giving of a notice of termination as provided in Section 16 of these Terms and Conditions, have the right to re-enter the premises and every part thereof upon the effective date of termination without further notice of any kind, and may regain and resume possession either with or without the institution of summary or any other legal proceedings or otherwise. Such re-entry, or regaining or resumption of possession, however, shall not in any manner affect, alter or diminish any of the obligations of the Lessee under this Agreement, and shall in no event constitute an acceptance of surrender.

SECTION 18.WAIVER OF REDEMPTION

     The Lessee hereby waives any and all rights to recover or regain possession of the premises and all rights of redemption, granted by or under any present or future law in the event it is evicted or dispossessed for any cause, or in the event the Port Authority obtains possession of the premises in any lawful manner.

SECTION 19.SURVIVAL OF THE OBLIGATIONS OF THE LESSEE

     (a) In the event that the letting shall have been terminated in accordance with a notice of termination as provided in Section 16 of these Terms and Conditions, or the interest of the Lessee shall have been cancelled pursuant thereto, or in the event that the Port Authority has re-entered, regained or resumed possession of the premises in accordance with the provisions of Section 17 of these Terms and Conditions, all of the obligations of the Lessee under this Agreement shall survive such termination or cancellation, re-entry, regaining or resumption of possession and shall remain in full force and effect for the full term of the letting, as originally fixed in Article II hereof, and the amount or amounts of damages or deficiency shall become due and payable to the Port Authority to the same extent, at the same time or times and in the same manner as if no termination, cancellation, re-entry, regaining or resumption of possession had taken place. The Port Authority may maintain separate actions each month to recover the damage or deficiency then due or at its option and at any time may sue to recover the full deficiency less the proper discount, for the entire unexpired term.

     (b) The amount of damages for the period of time subsequent to termination or cancellation (or re-entry, regaining or resumption of possession) on account of the Lessee's rental obligations, shall be the sum of the following:

          (1) The amount of the total of all annual rentals, less the installments thereof prior to the effective date of termination except that the credit to be allowed for the installment paid on the first day of the month in which the termination is effective shall be prorated for the part of the month the letting remains in effect on the basis of a 30-day month; and

          (2) An amount equal to all expenses incurred by the Port Authority in connection with regaining possession and restoring and reletting the demised premises, for legal expenses, boiler insurance premiums, if any, putting the premises in order including without limitation, cleaning, decorating and restoring (on failure of the Lessee to restore), maintenance and brokerage fees.

SECTION 20.RELETTING BY THE PORT AUTHORITY

     The Port Authority, upon termination or cancellation pursuant to
Section 16 of these Terms and Conditions, or upon any re-entry, regaining or resumption of possession pursuant to Section 17 of these Terms and Conditions, may occupy the premises or may relet the premises and shall have the right to permit any person, firm or corporation to enter upon the premises and use the same. Such reletting may be of part only of the premises or of the premises or a part thereof together with other space, and for a period of time the same as or different from the balance of the term hereunder remaining, and on terms and conditions the same as or different from those set forth in this Agreement. The Port Authority shall also, upon termination or cancellation pursuant to Section 16 of these Terms and Conditions, or upon re-entry, regaining or resumption of possession pursuant to Section 17 of these Terms and Conditions have the right to repair and to make structural or other changes in the premises, including changes which alter the character of the premises and the suitability thereof for the purposes of the Lessee under this Agreement, without affecting, altering or diminishing the obligations of the Lease hereunder. In the event either of any reletting or of any actual use and occupancy by the Port Authority (the mere right to use and occupy not being sufficient however) there shall be credited to the account of the Lessee against its survived obligations hereunder any net amount remaining after deducting from the amount actually received from any lessee, license, permittee or other occupier in connection with the use of the said premises or portion thereof during the balance of the term of the letting as the same is originally stated in this Agreement, or from the market value of the occupancy of such portion of the premises as the Port Authority may itself during such period actually use and occupy, all expenses, costs and disbursements incurred or paid by the Port Authority in connection therewith. No such reletting or such use and occupancy shall be or be construed to be an acceptance of a surrender.

SECTION 21.REMEDIES TO BE NONEXCLUSIVE

     All remedies provided in this Agreement shall be deemed cumulative and additional and not in lieu of or exclusive of each other or of any other remedy available to the Port Authority at law or in equity, and the exercise of any remedy, or the existence herein of other remedies or indemnities shall not prevent the exercise of any other remedy.

SECTION 22.SURRENDER

     (a) The Lessee covenants and agrees to yield and deliver peaceably to the Port Authority possession of the premises on the date of the cessation of the letting, whether such cessation be by termination, expiration or otherwise, promptly and in the same condition as at the commencement of the letting, reasonable wear arising from use of the premises to the extent permitted elsewhere in this Agreement, excepted.

     (b) Unless the same are required for the performance by the Lessee of its obligations hereunder, the Lessee shall have the right at any time during the letting to remove from the premises, and, on or before the expiration or earlier termination of the letting, shall so remove its equipment, removable fixtures and other personal property, and all property of third persons for which it is responsible, repairing all damage caused by such removal. If the Lessee shall fail to remove such property on or before the termination or expiration of the letting, the Port Authority may remove such property to a public warehouse for deposit or may retain the same in its own possession and in either event may sell the same at public auction, the proceeds of which shall be applied: first, to the expenses of removal, including repair required thereby, and of storage and sale; second, to any sums owed by the Lessee to the Port Authority, with any balance remaining to be paid to the Lessee; if the expenses of such removal, repair, storage and sale shall exceed the proceeds of sale, the Lessee shall pay such excess to the Port Authority upon demand. The Lessee shall indemnify the Port Authority against all claims based on Port Authority action hereunder.

SECTION 23.ACCEPTANCE OF SURRENDER OF LEASE

          No agreement of surrender or to accept a surrender shall be valid unless and until the same shall have been reduced to writing and signed by the duly authorized representatives of the Port Authority and of the Lessee. Except as expressly provided in this Section, neither the doing of, nor any omission to do, any act or thing, by any of the officers, agents or employees of the Port Authority, shall be deemed an acceptance of a surrender of the letting or of this Agreement.

SECTION 24.NOTICES

     (a) All notices, permissions, requests, consents and approvals given or required to be given to or by either party shall be in writing (which shall include a telegram when delivered to the telegraph company), and all such notices and requests shall be telegraphed or personally delivered to the party or to the duly designated officer or representative of such party or delivered to an office or residence of such party, officer or representative during regular business hours, or delivered to the residence of such party, officer or representative or delivered to the premises, or forwarded to him or to the party at the office or residence address by registered mail. The Lessee shall designate an office within the Port of New York District and an officer or representative whose regular place of business is at such office. Until further notice, the Port Authority hereby designates its Executive Director, and the Lessee designates the person whose name appears ons the first page of this Agreement as their respective officers or representatives upon whom notices and requests may be served, and the Port Authority designates its office at One World Trade Center, New York, New York 10048, and the Lessee designates its office, the address of which is set forth on the first page of this Agreement, as their respective offices where notices and requests may be served.

     (b) If any notice is mailed or delivered, the giving of such notice shall be complete upon receipt or, in the event of a refusal by the addressee, upon the first tender of the notice to the addressee or at the permitted address. If any notice is sent by telegraph, the giving of such notice shall be complete upon receipt or, in the event of a refusal by the addressee, upon the first tender of the notice by the telegraph company to the addressee or at the address thereof.

SECTION 25.GENERAL

     (a) Wherever in this Agreement the Lessee agrees or is required to do or has the rights to do, any act or thing, the following shall apply:

          (1) If the Lessee is a corporation, its obligation shall be performed by it and its rights shall be exercised only by its officers and employees or

          (2) If the Lessee is a partnership, its obligations shall be performed and its rights shall be exercised by its partners and employees only or

          (3) If the Lessee is an individual, his obligations shall be performed and his rights shall be exercised by himself and his employees only;

          (4) None of the provisions of this paragraph (a) shall be taken to alter, amend or diminish any obligation of the Lessee assumed in relation to its invitees, business visitors, agents, representatives, contractors, customers, guests, or other persons firms or corporations doing business with it or using or on or at the premises with its consent.

     (b) If more than one individual or other legal entity is the Lessee under this Agreement, each and every obligation hereof shall be the joint and several obligation of each such individual or other legal entity.

     (c) Unless otherwise stated in Article IV on page 2 of this Agreement, the rights of user thereby granted to the Lessee with respect to the premises shall be exercised by the Lessee only for its own account and, without limiting the generality of the foregoing, shall not be exercised as agent, representative, factor, broker, forwarder, bailee, or consignee without legal title to the subject matter of the consignment.

     (d) The Lessee's representative, hereinbefore specified in this Agreement (or such substitute as the Lessee may hereafter designate in writing) shall have full authority to act for the Lessee in connection with this Agreement and any things done or to be done hereunder, and to execute on the Lessee's behalf any amendments or supplements to this Agreement or any extension thereof.

     (e) The Section headings in these Terms and Conditions and in the endorsements, if any, attached hereto are inserted only as a matter of convenience and for reference, and they in no way define or limit or describe the scope or intent of any provisions hereof.

     (f) All payments required of the Lessee by this Agreement shall be made at the office of the Treasurer of the Port Authority, One World Trade Center, New York, New York 10048, or to such other officer or address as may be substituted therefor. If the commencement date of the letting under this Agreement is other than the first day of a calendar month, the basic rental for the portion of the month during which the letting is effective shall be the amount of the monthly installment prorated on a daily basis using the actual number of days in the month, and if the expiration or termination date of the letting is other than the last day of a calendar month, the basic rental for the portion of the month during which the letting is effective shall be the amount of the monthly installment similarly prorated.

     (g) This Agreement does not constitute the Lessee the agent or representative of the Port Authority for any purpose whatsoever. Neither a partnership nor any joint adventure is hereby created, notwithstanding the fact that all or a portion of the rental to be paid hereunder may be determined by gross receipts from the operations of the Lessee hereunder.

     (h) The phrase "utility, mechanical, electrical and other systems" shall mean and include (without limitation thereto) the following: machinery, engines, dynamos, boilers, elevators, escalators, incinerators and incinerator flues, systems for the supply of fuel, electricity, water, gas and steam, plumbing, heating, sewerage, drainage, ventilating, air conditioning, communications, fire-alarm, fire-protection, sprinkler, telephone, telegraph and other systems, fire hydrants, fire hoses, and their respective wires, mains, conduits, lines, tubes, pipes, equipment, motors, cables, fixtures and other equipment.

     (i) All designations of time herein contained shall refer to the time-system then officially in effect in the municipality wherein the premises are located.

SECTION 26.PREMISES

     (a) The Lessee acknowledges that it has not relied upon any representation or statement of the Port Authority or its Commissioners, officers, employees or agents as to the condition of the premises or the suitability thereof for the operations permitted on the premises by this Agreement. The Lessee, prior to the execution of this Agreement, has thoroughly examined the premises and has found them to be in good order and repair and determined them to be suitable for the Lessee's operations hereunder. Without limiting any obligation of the Lessee to commence operations hereunder at the time and in the manner stated elsewhere in this Agreement, the Lessee agrees that no portion of the premises will be used initially or at any time during the letting which is in a condition unsafe or improper for the conduct of the Lessee's operations hereunder so that there is possibility of injury or damage to life or property and the Lessee further agrees that before any use it will immediately correct any such unsafe or improper condition.

     (b) The Port Authority shall not be liable to the Lessee, or to any person, for injury or death to any person or persons whomsoever, or damage to any property whatsoever at any time in the premises or elsewhere at the Facility, including but not limited to any such injury, death or damage from falling material, water, rain, hail, snow, gas, steam, or electricity, whether the same may leak into, or fall, issue, or flow from any part of the Facility, or from any other place or quarter.

     (c) If permission is given to the Lessee to enter into the possession of the premises or to occupy space other than the premises prior to the date specified in Article II as the commencement of the term of the letting, the Lessee agrees that such possession or occupancy shall be deemed to be under all the terms, covenants, conditions and provision of this Agreement except as to the covenant to pay rent and except as may be expressly provided otherwise by the written instrument, if any, giving such possession or occupancy; in either case, rent shall commence on the date specified in the Agreement, and in the event of possession of the premises, the date of such possession shall be the date of commencement of the term hereunder.

SECTION 27.POSTPONEMENT

     If the Port Authority shall not give possession of the premises on the date fixed in Article II for the commencement of the term, by reason of the fact that the premises or any part thereof are in the course of construction, repair, alteration or improvement or by reason of the fact that the occupant thereof failed or refused to deliver possession to the Port Authority, or by reason of any cause or condition beyond the control of the Port Authority, the Port Authority shall not be subject to any liability for the failure to give possession on said date. No such failure to give possession on the date of commencement of the term shall in any wise affect the validity of this Agreement or the obligations of the Lessee hereunder, nor shall the same be construed in any wise to extend the term beyond the date stated in Article II for expiration. However, the rent shall not commence until possession of the premises is tendered by the Port Authority to the Lessee; the tender and in the event that such notice of tender is not given for possession to commence on or before one hundred eighty-five (185) days after the date stated in Article II for commencement of the term then this Agreement shall be deemed cancelled, except that each party shall and does hereby release the other party of and from any and all claim or demands based on this Agreement, or a breach or alleged breach thereof.

SECTION 28.FORCE MAJEURE

     (a) The Port Authority shall not be liable for any failure, delay or interruption in performing its obligations hereunder due to causes or conditions beyond its control, including, without limitation thereto, strikes, boycotts, picketing, slow-downs, work stoppages or labor troubles of any other type (whether affecting the Port Authority, its contractors, or subcontractors.) Further, the Port Authority shall not be liable unless the failure, delay or interruption shall result from failure on the part of the Port Authority to use reasonable care to prevent or reasonable efforts to cure such failure, delay or interruption.

     (b) The Port Authority shall be under no obligation to supply any service or services if and to the extent and during any period that the supplying of any such service or services or the use of any component necessary therefor shall be prohibited or rationed by any federal, state or municipal law, rule, regulation, requirement, order or direction and if the Port Authority deems it in the public interest to comply therewith, even though such law, rule, regulation, requirement, order or direction may not be mandatory on the Port Authority as a public agency.

     (c) No abatement, diminution or reduction of the rest or other charges payable by the Lessee, shall be claimed by or allowed to the Lessee for any inconvenience, interruption, cessation or loss of business or other loss caused, directly or indirectly, by any present or future laws, rules, requirements, orders, directions, ordinances or regulations of the United States of America, or of the state, county or city governments, or of any other municipal, governmental or lawful authority whatsoever, or by priorities, rationing or curtailment of labor or materials, or by war or any matter or thing resulting therefrom, by any other cause or causes beyond the control of the Port Authority, nor shall this Agreement be affected by any such causes.

SECTION 29.BROKERAGE

     The Lessee represents and warrants that no broker has been concerned in the negotiation of this Agreement and that there is no broker who is or may be entitled to be paid a commission in connection therewith. The Lessee shall indemnify and serve harmless the Port Authority of and from any claim for commission or brokerage made by any and all persons, firms or corporations whatsoever for services in connection with the negotiation and execution of this Agreement.

SECTION 30.NON-LIABILITY OF INDIVIDUALS

     Neither the Commissioners of the Port Authority nor any of them, nor any officer, agent, or employee thereof, shall be charged personally by the Lessee with any liability, or held liable to the Lease under any term or provision of this Agreement, or because of its execution or attempted execution, or because of any breach, or attempted or alleged breach, thereof.

     (a) The Port Authority agrees to grant (if requested so to do by the Lessee), to suppliers of water, gas, electricity and telephone service operating in the vicinity a right of way or rights of way under the Facility from the streets outside of the Facility to the premises for the sole purpose of supplying such service or services to the Lessee. No such right of way shall include the right to use any system, equipment or portion thereof constructed or owned by or leased to the Port Authority.

     (b) The Lessee shall promptly pay all water bills covering its own consumption. Such payment shall include any factor which may have been included by the appropriate governmental authority as a sewer-rent or other charge for the use of a sewer system. In the event that any such water bill shall remain unpaid for a period of six (6) months after the same becomes due and payable, or in the event that any such bill remains unpaid at the date of expiration or earlier termination of the letting under this Agreement, the Port Authority may pay the same and any interest or penalties thereon, and the total payment or payments at any time so made shall constitute an additional item for rental, payable to the Port Authority upon demand. Where sewerage is contained in tanks periodically cleaned by a contractor paid by the Port Authority the Lessee shall pay such portion of the contract charge as may be reasonably determined by the Port Authority, on demand.

     (c) Unless the Port Authority has expressly undertaken to heat the enclosed portions of the premises, if any, the Lessee agrees to heat the enclosed portions of the premises to a sufficient temperature so that the plumbing, fire-protection and sprinkler systems, if any, will not be damaged by reason of low temperatures.

     (d) If any federal, state, municipal or other governmental body, authority or agency, or any public utility, assesses, levies, imposes, makes or increases any charge, fee, rent or assessment on the Port Authority, for any service, system or utility now or in the future supplied to or available at the premises or to any tenant, lessee, occupant or user thereof, or to the structures or buildings which, or a portion or portions of which, are included in the premises, (including but not limited to any sewer-rent or other charge for the use of a sewer system or systems), the Lessee shall, at the option of the Port Authority exercised at any time and from time to time by notice to the Lessee, pay, in accordance with such notice, such charge, fee, rent or assessment or such increase thereof (or the portion thereof allocated by the Port Authority to the premises or to the operations of the Lessee under this Agreement) either directly to the governmental body, authority or agency, or to the public utility, or directly to the Port Authority, as such notice may direct. All payments to be made by the Lessee hereunder shall constitute items of additional rental.

     (e) No failure, delay or interruption in any service or services, whether such service or services shall be supplied by the Port Authority or by others, shall relieve or be construed to relieve the Lessee of any of its obligations hereunder or shall be or be construed to be an eviction of the Lessee, or shall constitute grounds for any diminution or abatement of the rental or rentals payable under this Agreement, or grounds for any claim by the Lessee for damages, consequential or otherwise.

     (f) In the event any one or more structures within or attached to the premises but not accessible directly from the enclosed portion of the premises is or are in use as a valve-room or valve-rooms for a sprinkler system, the same shall not be deemed a portion of the premises hereunder, and the Lessee shall afford access thereto through and across the premises at all times as required by the Port Authority for itself or its contractors, with or without tools, equipment, parts and supplies.

     (a)  As used in this Agreement:

          (1) "Brooklyn-Port Authority Marine Terminal", "Brooklyn-Port Authority Piers", "Facility", or "marine terminal" shall mean the real property, buildings, structures, fixtures, improvements and other property, including without limitation thereto leasehold interests in property, located in the Boroughs of Manhattan and Brooklyn, in the Counties of New York and Kings, in the City and State of New York, transferred or assigned to the Port Authority under the provisions of any one or more (including all) of the following deeds and agreements:

               (i) Deed dated March 1, 1956 from New York Dock Company to the Port Authority, recorded in the office of the City Register, New York County, on March 6, 1956 in Liber 4956 of Conveyances, on pp. 356 et seq., and in the Office of the City Register, Kings County, on March 6, 1956 in Liber 8422 of Conveyances on pp. 458 et seq.;

               (ii) Deed dated March 1, 1956 from the Trustees and Associates of the Brooklyn Benevolent Society to the Port Authority, recorded in the Office of the City Register, Kings County, on March 7, 1956 in Liber 8423 of Conveyances on pp. 96 et seq.;

               (iii)Agreement of lease dated June 2, 1916, made between the City of New York and New York Dock Company, referred to as "the Montage Street Lease", recorded in the Office of the City Register, Kings County, on March 7, 1956 in Liber 8423 of Conveyances on pp. 150 et seq.;

               (iv) Agreement dated March 21, 1950, made between the City of New York and New York Dock Company renewing the lease described in paragraph (iii) above, recorded in the Office of the City Register, Kings County, on March 7, 1956 in Liber 8423 of Conveyances on pp. 118 et seq.;

               (v) Agreement of lease dated June 2, 1916, made between the City of New York and New York Dock Company, referred to as "the Joralemon Street Lease", recorded in the Office of the City Register, Kings County, on March 7, 1956 in Liber 8423 of Conveyances on pp. 186 et seq.;

               (vi) Agreement dated October 23, 1946, made between the City of New York and New York Dock Company renewing the lease described in paragraph (v) above, recorded in the Office of the City Register, Kings County, in Liber 8423 of Conveyances on pp. 111 et seq.; and

               (vii)Assignment of leasehold interest mentioned in paragraphs (iii) (iv) (v) and (vi) as of March 1, 1956 by New York Dock Company to The Port of New York Authority, recorded in the Office of the City Register, Kings County, on March 7, 1956 in Liber 8423 of Conveyances on pp. 130 et seq.;

and such additional property adjacent thereto (not including any property to the sough of Conover Street as the Port Authority may have heretofore or may hereafter acquire for marine terminal purposes and additional buildings, structures, fixtures, improvements and other property which may have been heretofore or may hereafter be installed or constructed for marine terminal purposes on any property or properties heretofore mentioned.

     (2) "Letting" shall include any extension of the letting under this Agreement, whether made by agreement or by operation of law.

     (3) "Manager of the Facility" or "Manager" shall mean the person or persons from time to time designated by the Port Authority to exercise the powers and functions vested i the said manager or in the Superintendent of the Facility by this Agreement; but until further notice from the Port Authority to the Lessee, it shall mean the Manager for the Acting Manager Port Authority Marine Terminals New York, for the time being or his duly designated representative or representatives.

     (b) The rights of the Port Authority in the Facility are those acquired by it pursuant to the deeds and agreements described in paragraph
(a)(1) of this Standard Endorsement, and by subsequent conveyances, and no greater rights are granted or intended to be granted to the Lessee hereunder that the Port Authority has power thereunder to grant. In the event the premises under this Agreement or any portion thereof constitute all or a portion of the premises as to which the Port Authority is the Lessee under any one or more of the agreements described in subparagraphs
(ii), (iv), (v) and (vii) of the said paragraph (a)(1), or under any other agreement of lease, the letting under this Agreement shall in any event terminate simultaneously with the termination or expiration of the letting under such agreement or agreements of lease; provided, however, that in the event only a portion of the premises hereunder is included within the premises under such expiring agreement or agreements of lease, the letting hereunder shall continue, as to the balance of the premises hereunder, in accordance with the terms of this Agreement.

     (c) No designation in this Agreement of any area as a street, highway, roadway or other comparable characterization, whether or not by name, shall be or be deemed to be an admission, recognition or acknowledgment of any public or private rights in the area so designated, or as a dedication for a consent to any public or private use of the same. All use in this Agreement of names and designations in connection with such areas is merely for the purpose of fixing geographical locations.

     (d) The Port Authority covenants and agrees that as long as it remains the owner (or the lessee) of the premises, the Lessee, upon paying all rentals hereunder and performing all the covenants, conditions and provisions of this Agreement on its part to be performed, shall and may peaceably and quietly have, hold and enjoy the premises free of any act or acts of the Port Authority except as expressly permitted in this Agreement.

     (e) This Agreement and the letting hereunder are subject and subordinate to all mortgages which may now or hereafter affect the premises or the Facility and to all renewals, modifications, consolidations, replacements, and extensions thereof and the Lessee agrees to execute any instrument which may be deemed necessary or desirable further to effectuate the subordination of this Agreement and the letting hereunder to any such mortgage or mortgages.
     (f) The rights and operations of the Lessee under this Agreement are subject to the terms of a certain agreement of lease made between the Port Authority and New York Dock Railway dated March 1 1956, as the same may be extended or amended. The said agreement of lease covers premises and rights-of-way at the Facility and grants rights and privileges at the Facility in connection with the operations of a railway thereat. The Lessee shall not do, or permit its employees, contractors, invitees or those doing business with it to do, anything which will interfere or conflict with the exercise of rights or operations under the said agreement of lease.

     (g) Without in any way limiting the obligations of the Lessee as elsewhere stated in this Agreement, the Lessee shall be liable to the Port Authority for any damage done to the Facility or to any part thereof or to any property of the Port Authority thereon through any act or omission of those in charge of or operating any vessels, steamers, barges, lighters or other floating equipment or in charge of or operating any trucks, other vehicles or other transportation equipment, while the same shall be a coming to, or leaving the premises.

     (h) The Lessee acknowledges that The National Cold Storage Co., Inc., as successor Lessee under various assignments, is occupying premises which are part of the Facility, in accordance with certain agreements of lease originally made between Sir William Vestey and New York Dock Company, and that each of the said agreements of lease contains the following provisions:

          "That the Landlord shall not engage in or permit any other person, firm or corporation other than manufacturers where cold storage is a necessary adjunct to such business, to engage in a refrigerating or cold storage business upon any part of its real estate during the period of this lease or any renewal thereof."

The grant of rights and privileges to the Lessee under this Agreement insofar as such grant relates to the portion or portions (including all) of the premises under this Agreement, if any, which are included in the lands and interests in land conveyed to the Port Authority by New York Dock Company, is expressly subject to the above restriction, and the Lessee will not do or allow to be done anything on the premises which will or may subject the Port Authority to liability for a breach of such provision.

     (a) The Lessee in its own name as assured shall secure and pay the premium or premiums for such of the following policies of insurance affording those coverages as to which minimum limits are fixed in the schedule set forth below. Each such policy shall be maintained in at least the limit fixed with respect thereto, shall cover the operations of the Lessee under this Agreement, and shall be effective throughout the terms of the letting.


                        SCHEDULE
POLICY							  MINIMUM LIMIT

  (1)  Comprehensive general liability
       insurance (to include contractual
       liability endorsement)
       (i)  Bodily-injury liability:
            For injury or wrongful death                  $2,000,000.00
            to one person
            For injury or wrongful death                  $2,000,000.00
            to more than one person in any one
            occurrence;
       (ii) Property-damage liability:                    $2,000,000.00
            For all damages arising out of
            injury to or destruction of property in
            any one occurrence:
       (iii)Products liability                            $2,000,000.00
  (2)  Automotive liability insurance                     $2,000,000.00
       (i)  Bodily-injury liability
            For injury or wrongful death
            to one person                                 $2,000,000.00
            For injury or wrongful death                  $2,000,000.00
            to more than one person in any
            occurrence
       (ii) Property-damage liability                     $2,000,000.00
            For all damages arising out of
            injury to or destruction of property in
            any one occurrence
  (3)  Plate and mirror glass insurance,                 $
       covering all plate and mirror glass
       in the premises, and the lettering,
       signs, or decorations, if any, on
       such plate and mirror glass
  (4)  Boiler and machinery insurance,                   $
       covering all boilers, pressure vessels
       and machines operated by the Lessee in
       the premises
  (5)  "Additional Interest" policy of                   $
       boiler and machinery insurance,
       covering all boilers, pressure
       vessels and machines operated by
       the Lessee in the premises
  (6)  Garagekeepers' legal liability                   $

     (a) If at any time the Lessee shall become entitled to an abatement of basic rental under the provisions of this Agreement or otherwise, such abatement shall be computed as follows:

               1) For each square foot of usable open area the use of which is denied to the Lessee, at the annual rate of$ 1.10*


               2) For each square foot of usable covered area the use of which is denied to the Lessee, at the annual rate of$ 3.30**


     (b) If no rates are filled in above then the abatement of basic rental shall be made on an equitable basis, giving effect to the amount and character of the area the use of which is denied the Lessee, as compared with the entire area of such character included in the premises.

     (c) If an exemption amount is fixed in this Agreement, it shall be reduced in the same proportion as the total basic rental is abated.

     (d) For the purposes of this Endorsement, the number of square feet of covered area shall be computed as follows: by measuring from the inside surface of outer building walls to the surface of the public area side, or of the non-exclusive area side, as the case may require, of all partitions separating the area measured from adjoining areas designated for the use of the public or for use by the Lessee in common with others, and to the center of partitions separating the area measured from adjoining area exclusively used by others; no deduction will be made for columns, partitions, pilasters or projections necessary to the building and contained within the area measured. Permanent partitions enclosing elevators shafts, stairs, fire towers, vents, pipe shafts, meter closets, flues, stacks and any vertical shafts have the same relation to the area measured as do outer building walls.

     (e) In the event that during the term of the letting under this Agreement the Lessee shall be partially evicted (actually or constructively) and shall remain in possession of the premises or the balance thereof, the Lessee agrees that notwithstanding it might have the right to suspend payment of the rent in the absence of this provision, it will pay at the times and in the manner herein provided, the full basic rental less only an abatement thereof computed in accordance with the above.



* for the period from January 1, 1997 through June 30, 2000, both dates inclusive; at the annual rate of $1.1440 for the period from July 1, 2000, through June 30, 2002, both dates inclusive; at the annual rate of $1.2012 for the period from July 1, 2002 through June 30, 2004, both dates inclusive; and at the annual rate of $1.2733 for the period from July 1, 2004 through June 30, 2006, both dates inclusive.

** for the period from January 1, 1997 through June 30, 2000, both dates inclusive; at the annual rate of $3.4320 for the period from July 1, 2000 through June 30, 2002, both dates inclusive; at the annual rate of $3,6036 for the period from July 1, 2002 through June 30, 2004, both dates inclusive; and at the annual rate of $3.8198 for the period from July 1, 2004 through June 30, 2006, both dates inclusive.

                       SPECIAL ENDORSEMENTS


     1.   MAINTENANCE.  Notwithstanding the provisions of paragraph (c) of
Section 7 of the Terms and Conditions of this Agreement, the Lessee shall not be obligated, except as provided in paragraph (b) of Section 7 and except as provided hereinafter in this Special Endorsement, to make any repairs to the sprinkler and stand pipe systems on or serving the premises, or any structural repairs or replacements to the substructure (all structural components below the interior floor surface) of the pier. After receipt by the Port Authority of notice from the Lessee that repair or replacement of any of the foregoing parts of the premises is needed (stating precisely the items of work required), the Port Authority shall make the same to the extent necessary to keep such part of the premises in a reasonably good condition for the operations of the Lessee under this Agreement; but the Port Authority shall not be obligated to make repairs or replacements to bring the said parts of the premises to a better condition than that existing at the commencement of the letting. The Port Authority shall have no obligation whatsoever under this Special Endorsement to make repairs or replacements of any structure, building, installation or fixture, or any part of any of them, which have been brought to or built or installed on the premises by the Lessee or its contractor, whether or not with the prior consent of the Port Authority, whether or not the same has become part of the premises under this Agreement and whether or not title thereto has vested in the Port Authority. The responsibility of the Port Authority under this Special Endorsement shall be limited to bearing the expense of the repair or replacement and, without limitation of the foregoing, the Port Authority shall have no obligation whatsoever with respect to any repairs or replacements which are the obligation of the Lessee under other provisions of this Agreement. The Port Authority shall have no obligation with respect to any repairs or replacements required because of a casualty, whether or not insured or insurable, except as expressly provided in Section 8 of the said Terms and Conditions. If the Port Authority shall fail after a reasonable time to perform its obligations hereunder, the Lessee, as its sole remedy, shall perform the work, and the Port Authority shall on demand pay to the Lessee its actual certified cash expenditures therefor or, at the option of the Port Authority, shall extend to the Lessee in an amount equal to such expenditures a credit against its rental obligations under this Agreement. Furthermore, prior to commencement by the Port Authority of any work set forth in the Lessee's notice to the Port Authority, the Lessee shall take all precautions necessary to protect persons or property at the Facility, including the immediate performance by the Lessee of such work as may be required to correct conditions which involve danger to persons or property, and the Port Authority will reimburse the Lessee for such work as hereinabove provided. Without limiting any obligation of the Lessee under this Agreement, the Port Authority, at any time and from time to time during the letting, may enter the premises for the purpose of making repairs or replacements, or for the purpose of performing maintenance, whether or not the Port Authority is obligated hereunder to do the same and whether or not the Port Authority has received a notice, request or other communication from the Lessee concerning any such repair or replacement, provided that this right of the Port Authority shall not constitute or be deemed to constitute any obligation or duty on the Port Authority either to the Lessee or others to make any repairs or replacements, do any maintenance or do anything else in connection therewith. The Lessee shall indemnify and hold harmless the Port Authority, its Commissioners, officers, agents, employees and representatives from and against all claims and demands of any and all third persons whatsoever, including without limitation thereto the Lessee's employees, officers, agents and representatives, for personal injuries (including death) or property damage, which may arise from the condition of the premises or any part thereof or from failure of the Lessee to notify the Port Authority of conditions requiring repair or replacement, or from failure of the Lessee to make timely corrections of dangerous or potentially dangerous conditions in or on the premises. The Lessee hereby releases and discharges the Port Authority, its Commissioners, officers, agents, employees, contractors and subcontractors, and their employees, from all liability for damage to the Lessee, consequential or otherwise, in connection with any provision of this Special Endorsement concerning repair or replacement of any portion of the premises, including without limitation thereto any failure on the part of the Port Authority for any reason whatsoever to make any repair or replacement, and including without limitation thereto any act or omission of the Port Authority, its officers, agents, employees, contractors of their employees, connected with the performance of such repairs or replacement.

     2. RENTAL PAYMENT START DATE. As used herein the term "Rental Payment Start Date" shall mean the earlier of the following dates:

          (a)  January 1, 1997; or

          (b) such earlier date on which the Lessee makes use of any area of the premises for any purpose set forth in Article IV of this Agreement.

     3. BASIC RENTAL. The Lessee shall pay basic rental to the Port Authority during the term of the letting as follows: (a) during the period from the Rental Payment Start Date through June 30, 2000, both dates inclusive, at the annual rate of Seven Hundred Ninety-four Thousand Six Hundred Forty Dollars and No Cents ($794,640.00) payable in advance in equal monthly installments of Sixty-six Thousand Two Hundred Twenty Dollars and No cents ($66,220.00) on the Rental Payment Start Date and on the first day of each calendar month thereafter during such period, PROVIDED, HOWEVER, THAT, if the Rental Payment Start Date shall occur other than on the first day of a calendar month the basic rental for the portion of the month in which the Rental Payment Start Date shall occur following such date shall be the amount of the monthly installment set forth in this Special Endorsement prorated on a daily basis; (b) during the period from July 1, 2000 through June 30, 2002, both dates inclusive, at the annual rate of Eight Hundred Twenty-six Thousand Four Hundred Twenty-eight Dollars and No Cents ($826,428.00) payable in advance in equal installments of Sixty-eight Thousand Eight Hundred Sixty-Nine Dollars and No Cents ($68,869.00) on July 1, 2000 and on the first day of each calendar month thereafter during such period; (c) during the period from July 1, 2002 through June 30, 2004, both dates inclusive, at the annual rate of Eight Hundred Sixty-seven Thousand Seven Hundred Forty-four Dollars and No Cents ($867,744.00) payable in advance in equal monthly installments of Seventy-two Thousand Three Hundred Twelve Dollars and No Cents ($72,312.00) on July 1, 2002 and on the first day of each calendar month thereafter during such period; and (d) during the period from July 1, 2004 through June 30, 2006, both dates inclusive, at the annual rate of Nine hundred Nineteen Thousand Eight Hundred Twelve Dollars and No cents ($919,812.00) payable in advance in equal monthly installments of Seventy-six Thousand Six Hundred Fifty-one Dollars and No Cents ($76,651.00) on July 1, 2004 and on the first day of each calendar month thereafter during such period.

     4. ABATEMENT. Abatement of basic rental, if any, to which the Lessee may be entitled shall be computed in accordance with the provisions of Standard Endorsement No. L27.4 attached hereto and hereby made a part of this Agreement.

     5. BERTHING. The Lessee shall have no right to berth vessels in the water area on the sides of Pier 3 except in accordance with and subject to the Port Authority's tariff, as incorporated in FMC Schedule PA-10, as amended from time to time, including, without limitation, payment to the Port Authority with respect to each vessel of dockage and wharfage charges as set forth therein from time to time.

     6. PIER APRON. (a) The Lessee understands that subject to such rules and regulations as the Port Authority may have or may hereafter promulgate for the safe and efficient operation of the Facility, the Port Authority hereby grants to the Lessee the exclusive right to use the pier apron alongside the northerly, westerly and southerly exteriors of the pier shed, as shown on Exhibit A ("Pier Apron") between the hours of 06:00 o'clock A.M. Monday to 02:00 o'clock P.M. Saturday. The Lessee hereby agrees to provide reasonable ingress to and egress from the Pier Apron and shall not do anything or permit anything to be done which will interfere with the rights of the general public to have access to and use the Pier Apron between the hours of 02:00 o'clock P.M. Saturday and 06:00 o'clock A.M. Monday for recreational purposes; and the Port Authority agrees to require its other authorized users not to interfere with the Lessee's to use the Pier Apron, as set forth herein. Nothing in this paragraph shall be deemed or construed to be a grant or letting to the Lessee of any berth, roadway, utility lines or structures, or common area, or of any facility forming a part of the Pier Apron.

          (b) The Port Authority hereby agrees that in the event the Port Authority (i) leases or grants permission to a third party to use and occupy the Pier Apron or (ii) sells, conveys or transfers the fee ownership of the pier during the term of this Lease, it shall (x) require the Lessee or permittee or (y) use its best effort to require the new fee owner to agree to indemnify and hold harmless the Lessee, its officers and employees from all claims and demands of third persons including but not limited to claims and demands for death, claims and demands for personal injuries and claims and demands for property damages, arising out of the use of the Pier Apron and the means of access thereto over and through the premises by such third persons, as provided in this Lease.

     7. PORT AUTHORITY'S WORK. Subject to all the provisions of this Agreement (including but not limited to Section 28 hereof entitled "Force Majeure"), the Port Authority, through its employees, agents, representatives, contractors and subcontractors shall perform the following work (hereinafter called the "Port Authority's Work") to prepare the premises for the Lessee's use and occupancy;

               (i)  replacing non-working light bulbs;

               (ii) patching holes in siding; and

               (iii) correcting any gap between the bottom of roll-up doors and the floor.

Except as specifically provided in this Special Endorsement, the Port Authority shall not be obligated to make any improvements or do any construction work in or on the premises. In addition to any other rights of entry reserved to the Port Authority under this Agreement, the Port Authority reserves for itself, its employees, agents, representatives, contractors and subcontractors the right to enter the premises at any time and from time to time during the term of the letting in order to perform the Port Authority's Work.

     8. LESSEE' CONSTRUCTION WORK. (a) The Lessee shall have the right, subject to the provisions of this Special Endorsement, to perform construction and installation work within the premises (which work is hereinafter called the "Lessee's Construction Work"):

               (i)  installation of office and display space on the pier;

               (ii) replacement of overhead doors;

               (iii) installation of windows;

               (iv) installation of additional lavatories; and

               (v)  reconfiguration of entryways.

The Lessee's Construction Work shall be performed at the Lessee's sole cost and expense and the Port Authority shall have no obligation to make any payment to the Lessee on account of the performance of the Lessee's Construction Work.

          (b) With respect to the Lessee's Construction Work the Lessee shall be the insurer of the Port Authority, and its Commissioners, officers, agents and employees against the following distinct and several risks, whether they arise from acts or omissions of the Lessee, any contractors of the Lessee, the Port Authority, third persons, or from acts of God or the public enemy, or otherwise, excepting only risks which result solely from intentional tortious acts done by the Port Authority subsequent to commencement of the work:

               (i) The risk of loss or damage to all such construction prior to the completion thereof. In the event of such loss or damage, the Lessee shall forthwith repair, replace and make good the work without cost to the Port Authority;

               (ii) The risk of death, injury or damage, direct or consequential, to the Port Authority, and its Commissioners, officers, agents and employees, and to its or their property, arising out of or in connection with the performance of the work. The Lessee shall indemnify the Port Authority, and its Commissioners, officers, agents and employees, for all such injuries and damages, and for all loss suffered by reason thereof;

               (iii) The risk of claims and demands, just or unjust, by third persons against the Port Authority, and its Commissioners, officers, agents and employees, arising or alleged to arise out of the performance of the work. The Lessee shall indemnify the Port Authority, and its Commissioners, officers, agents and employees, against and from all such claims and demands, and for all loss and expense incurred by it and by them in the defense, settlement or satisfaction thereof including without limitation thereto, claims and demands for death, for personal injury or for property damage, direct or consequential.

          (c) Prior to the commencement of any of the Lessee's Construction Work, the Lessee shall submit to the Port Authority for its approval a Construction Application in the form supplied by the Port Authority, and containing such terms and conditions as the Port Authority may include, setting forth in detail by appropriate plans and specifications the work the Lessee proposes to perform and the manner of and time periods for performing the same, including without limitation a schedule listing each contract proposed to be entered into for the performance of the work and the estimated cost of the work to be performed under each such contract. The data to be supplied by the Lessee shall identify each of the items constituting the Lessee's Construction Work, and shall describe in detail the systems, improvements, fixtures and equipment to be installed by the Lessee. The Lessee shall be responsible at its sole expense for retaining all architectural, engineering and other technical consultants and services as may be directed by the Port Authority and for developing, completing and submitting detailed plans and specifications for the work. The plans and specifications to be submitted by the Lessee shall be in sufficient detail for a contractor to perform the work and shall bear the seal of a qualified architect or professional engineer who shall be responsible for the administration of the work in accordance with the Port Authority's requirements. In connection with review by the Port Authority of the Lessee's submissions under this paragraph, the Lessee shall submit to the Port Authority at the Port Authority's request, such additional data, detail or information as the Port Authority may find necessary. Following the Port Authority's receipt of the Lessee's Construction Application and complete plans and specifications, the Port Authority shall give its written approval or rejection thereof, or shall request such revisions or modifications thereto as the Port Authority may find necessary. The Lessee shall not engage any contractor or permit the use of any subcontractor unless and until each such contractor or subcontractor, and the contract such contractor is operating under, have been approved by the Port Authority. The Lessee shall include in any such contract or subcontract such provisions as are required in accordance with the provisions of this Agreement and the Construction Application approved by the Port Authority. The Lessee shall obtain and maintain or cause each contractor to obtain and maintain in force such insurance coverage as is described in paragraphs (j) and (k) of this Special Endorsement and such performance bonds as the Port Authority may specify. All of the Lessee's Construction Work shall be performed by or on behalf of the Lessee in accordance with the Construction Application and final plans and specifications approved by the Port Authority, shall be subject to inspection by the Port Authority during the progress of the work and after the completion thereof, and the Lessee shall redo or replace at its own expense any work not done in accordance therewith. Upon final completion of all of the Lessee's Construction Work the Lessee shall deliver to the Port Authority a certificate to such effect signed by an executive officer of the Lessee and by the architect or engineer who sealed the Lessee's plans pursuant to the provisions of this paragraph certifying that all of the work has been performed in accordance with the approved plans and specifications and the provisions of this Agreement, and the Lessee shall supply the Port Authority with as-built drawings of the Lessee's Construction Work in such form and number requested by the Port Authority. The Lessee shall keep said drawings current during the term of the letting under this Agreement. No changes or modifications to such work shall be made without prior Port Authority consent. Following its receipt of the Lessee's certificate, the Port Authority shall inspect the work and, unless such certification is not correct, or the Port Authority determines that the premises are unsuitable for occupancy and use by the Lessee, a certificate of final completion shall be delivered to the Lessee by the Port Authority.

          (d) Except as set forth in paragraph (e) of this Special Endorsement, the Lessee shall not commence any portion of the Lessee's Construction Work until the Construction Application and plans and specifications covering such work, referred to in paragraph (c) of this Special Endorsement, have been finally approved by the Port Authority.

          (e) If the Lessee desires to commence construction of portions of the Lessee's Construction Work prior to the approval by the Port Authority of the complete Construction Application and plans and specifications covering all of such work pursuant to paragraph (c) of this Special Endorsement, the Lessee shall submit to the Port Authority a separate Construction Application for each portion of the Lessee's Construction Work the Lessee so desires to commence (each such portion of the Lessee's Construction Work being hereinafter designated as "Partial Approval Work") which shall be executed by an authorized officer of the Lessee and shall be accompanied by final and complete plans, specifications, drawings, and data with respect to such portion of the Lessee's Construction Work (the final and complete plans, specifications, drawings, and data covering each such portion of the Lessee's Construction Work are hereinafter referred to as the "Partial Approval Work Plans" with respect to such portion of the Lessee's Construction Work) setting forth in detail the work to be performed in connection with each such portion of the Lessee's Construction Work. The Port Authority shall have full and complete discretion as to whether to permit the Lessee to proceed with the performance of any Partial Approval Work. If the Port Authority consents to the performance of any Partial Approval Work, the Port Authority shall review the Construction Application covering such work and shall give its written approval or rejection of the Partial Approval Work Plans with respect thereto or shall request such revisions or modifications thereto as the Port Authority may find necessary. Upon the Port Authority's approval of the Construction Application covering an item of Partial Approval Work and its approval of the Partial Approval Work Plans with respect thereto, the Lessee may proceed to perform such item of Partial Approval Work subject to and in accordance with the following terms and conditions:

               (1) The performance by the Lessee of any item of Partial Approval Work in accordance with the Port Authority's approval will be at its sole risk and if for any reason the plans and specifications for the balance of the Lessee's Construction Work or, any part thereof, are not approved by the Port Authority or if the approval thereof calls for modifications or changes in any item of Partial Approval Work undertaken by the Lessee under any approval granted by the Port Authority pursuant to this paragraph, the Lessee will, as directed by the Port Authority, and at the Lessee's sole cost and expense, either restore the area affected to the condition existing prior to the commence of such item of Partial Approval Work or make such modifications and changes to such work as may be required by the Port Authority.

               (2) Nothing contained in any approval given pursuant to this paragraph shall constitute a determination or indication by the Port Authority that the Lessee has complied with any laws, rules, orders, ordinances, enactments, resolutions, regulations, statutes, requirements, codes, directions, and executive orders, including but not limited to those of the City of New York, which may pertain to the Partial Approval Work to be performed and which the Lessee is required to comply with pursuant to this Agreement.

               (3) Each item of Partial Approval Work shall be performed in accordance with and subject to the terms and provisions of this Agreement covering the Lessee's Construction Work and in accordance with the approved Construction Application covering such item of Partial Approval Work and in accordance with the approved Partial Approval Work Plans constituting a part of such Construction Application, and subject to any requirements, stipulations, and provisions which the Port Authority may impose in its approval of the performance of such item of Partial Approval Work.

               (4) No Partial Approval Work performed by the Lessee pursuant to the provisions of this paragraph shall affect or limit the obligations of the Lessee under any prior approvals it may have obtained with respect to the Lessee's Construction Work.

               (5) The fact that the Lessee has performed any item of Partial Approval Work and that the Port Authority has consented to the performance thereof shall not affect or limit the obligations of the Lessee under this Agreement with respect to the Lessee's Construction Work. The Lessee specifically understands that neither the Port Authority's approval of any Construction Application and Partial Approval Work Plans covering any item of Partial Approval Work nor the performance by the Lessee of any item of Partial Approval Work pursuant to such approval shall obligate the Port Authority to approve the Construction Application and plans and specifications submitted by the Lessee for the balance of the Lessee's Construction Work or shall create or be deemed to create any obligation on the part of the Port Authority to permit subsequent Partial Approval Work to be performed. Without limiting the generality of the provisions of this paragraph, it is specifically understood that the Port Authority may withhold its approval of a Construction Application and Partial Approval Work Plans covering any item of Partial Approval Work if the Port Authority determines that review of subsequent items of Partial Approval Work is required before the Port Authority can approve, reject, or comment upon such Partial Approval Work Plans.

               (6) In the event that in the opinion of the Port Authority the Lessee at any time during the performance of any portion of any item of Partial Approval Work under the approval granted by the Port Authority pursuant to this paragraph shall fail to comply with all of the provisions of this Agreement with respect to such work or shall fail to comply with the provisions of the Construction Application covering such work and the plans and specifications forming a part thereof, or shall fail to comply with any requirements, stipulations, or provisions imposed by the Port Authority in its approval of the performance of such item of Partial Approval Work, or if in the Port Authority's opinion the Lessee shall be in breach of any of the provisions of this Agreement covering such work or shall be in breach of any of the provisions of the Construction Application and plans and specifications covering the performance of such work, or shall be in breach of any requirements, stipulations, or provisions imposed by the Port Authority in its approval of the work, the Port Authority shall have the right to cause the Lessee to cease all or such part of such item of the Partial Approval Work as is being performed in violation of this Agreement, the Construction Application and plans and specifications, or the conditions of the Port Authority's approval. Upon written direction from the Port Authority, the Lessee shall promptly cease performance of the portion of the Partial Approval Work specified. The Lessee shall thereupon submit to the Port Authority for its written approval the Lessee's proposal for making modifications, corrections or changes in or to the item of Partial Approval Work that has been or is to be performed so that the same will comply with the provisions of this Agreement, the Construction Application and plans and specifications, or the conditions of the Port Authority's approval covering such work. The Lessee shall not commence construction of the portion of the Partial Approval Work that has been halted until it has received written approval of the proposed modifications, corrections or changes.

               (7) It is hereby expressly understood and agreed that the Port Authority has no duty or obligation of any kind whatsoever to inspect or police the performance of any Partial Approval Work by the Lessee and the rights granted to the Port Authority hereunder shall not create or be deemed to create such a duty or obligation. Accordingly, the fact that the Port Authority has not exercised its right to require the Lessee to cease performance of all or any part of the Partial Approval Work shall not be or be deemed to be an agreement or acknowledgment on the part of the Port Authority that the Lessee has in fact performed such work in accordance with the terms of this Agreement, the Construction Application and plans and specifications covering such work, or the conditions of the Port Authority's approval of such work, nor shall such fact be or be deemed to be a waiver by the Port Authority of any of the requirements of this Agreement with respect to such work, or any of the requirements of the Construction Application and plans and specifications covering such work, or any of the conditions of the Port Authority's approval of such work.

          (f) Without limiting the generality of any of the provisions of this Agreement, the Lessee's Construction Work (including any Partial Approval Work performed by the Lessee) shall be performed in such a manner that there will be at all times during construction a minimum of air pollution, water pollution or any other type of pollution, and a minimum of noise emanating from, arising out of, or resulting from construction. Subject to the provisions of this Agreement, the Lessee shall construct such reasonable structures, fences, equipment, devices and other facilities as may be necessary or appropriate to accomplish the objectives set forth in this paragraph, and, without limiting the generality of the foregoing, such construction shall be subject to the Port Authority's review and approval in accordance with the provisions of this Special Endorsement.

          (g) Without limiting the generality of paragraph (c) of this Special Endorsement, the Lessee shall be solely responsible for the plans and specifications used by it and for the adequacy or sufficiency of such plans, specifications and all the improvements, fixtures, and equipment depicted thereon or covered thereby, regardless of the consent thereto or approval thereof by the Port Authority or the incorporation therein of any Port Authority requirements or recommendations. The Port Authority shall have no obligation or liability in connection with the performance of any of the Lessee's Construction Work or for the contracts for the performance thereof entered into by the Lessee. Any warranties extended or available to the Lessee in connection with the aforesaid work shall be for the benefit of the Port Authority as well as the Lessee. The Lessee recognizes that its obligation to pay the basic rental provided for in this Agreement shall commence on the Rental Payment Start Date established pursuant to the provisions of Special Endorsement 2 of this Agreement whether or not the Lessee's Construction Work is then completed and regardless of whether the Lessee is then conducting any public operations in the premises. The Lessee shall conduct no public operations in the premises with respect to any improvements, fixtures or equipment constituting the Lessee's Construction Work until the Port Authority shall have notified the Lessee in writing that the Lessee's Construction Work has been completed or substantially completed to its satisfaction. In the event of any inconsistency between the provisions of this Agreement and those of the Construction Application referred to in paragraph (c) of this Special Endorsement the provisions of this Agreement shall control.

          (h) Without limiting or affecting any other term or provision of this Agreement, the Lessee shall be solely responsible for the design, adequacy and operation of all utility, mechanical, electrical, communications and other systems installed in the premises by the Lessee and all other improvements, additions, fixtures, finishes, decorations and equipment made or installed by the Lessee in the premises and shall do all preventive maintenance and make all repairs, replacements, rebuilding (ordinary or extraordinary, structural or non-structural) and painting necessary to keep such systems, improvements, additions, fixtures, finishes, decorations and equipment (whether the same involves structural or non-structural work) in the condition they were in when made or installed except for reasonable wear which does not adversely affect the efficient or proper utilization of any part of the premises.

          (i) The Lessee shall pay all claims lawfully made against it by its contractors, subcontractors, materialmen and workmen, and all claims lawfully made against it by other third persons arising out of or in connection with or because of the performance of the work, and shall cause its contractors and subcontractors to pay all such claims lawfully made against them. Nothing herein contained shall be deemed to constitute consent to the creation of any lien or claim against the premises or any part thereof, nor to prevent the Lessee from contesting claims in good faith.

          (j) In addition to all policies of insurance otherwise required by this Agreement, the Lessee shall procure and maintain or cause to be procured and maintained in effect during the performance of the Lessee's Construction Work;

               (i) Comprehensive General Liability Insurance including but not limited to coverage for Products Liability-Completed Operations and for Broad Form Property Damage and Independent Contractor coverage, with a contractual liability endorsement covering the obligations assumed by the Lessee under paragraph
          (b) of this Special Endorsement, and which are customarily insured under such a policy, with a minimum combined single limit coverage for bodily injury and property damage of $2 million. Said insurance shall also include coverage for explosion, collapse and underground property damage hazards.

               (ii) Comprehensive Automobile Liability Insurance covering all owned, non-owned or hired vehicles used in connection with said construction with a minimum combined single limit coverage for bodily injury and property damage of $2 million.

               (iii) Workers' Compensation and Employer's Liability Insurance in accordance with the requirements of law.

          (k) In addition to the insurance required pursuant to the provisions of paragraph (j) of this Special Endorsement, the Lessee shall procure or cause to be procured prior to the commencement of any work Builder's Risk Insurance (All Risk) covering loss or damage (including any loss or damage resulting from flood or earthquake) to any structures, improvements, fixtures and equipment and furnishing and materials on the premises during said construction, whether or not attached to the land, in an amount equal to the full replacement cost. Such insurance shall name the Port Authority as an insured and such policy shall provide that the loss shall be adjusted with the Port Authority, and that the proceeds thereof shall be paid to the Port Authority and shall be made available to the Lessee for and applied strictly and solely to the payment of the cost of the repair, replacement, rebuilding or other performance of the Lessee's Construction Work.

          (l) With the exception of the Workers' Compensation and Employer's Liability Insurance policy each policy of insurance described in paragraph (j) of this Special Endorsement shall include the Port Authority as an additional insured, and no such policy shall contain any care, custody or control exclusions, or any exclusion of bodily injury to or sickness, disease or death of any employee of the Lessee or of any of its contractors which would conflict with or in any way impair the coverages resulting from the Port Authority's status as an additional insured or the coverage under the contractual liability endorsement described in subparagraph (i) of paragraph (__) of this Special Endorsement. Such insurance shall also contain an endorsement providing that the protection afforded the Lessee thereunder with respect to any claim or action against the Lessee by a third party shall pertain and apply with like effect with respect to any claim or action against the Lessee by the Port Authority and against the Port Authority by the Lessee, but said endorsement shall not limit, vary, change or affect the protections afforded the Port Authority as an additional insured. Such insurance shall contain a provision that the insurer shall not, without obtaining express advance permission from the General Counsel of the Port Authority, raise any defense involving in any way the jurisdiction of the tribunal over the person of the Port Authority, the immunity of the Port Authority, its Commissioners, officers, agents or employees, the governmental nature of the Port Authority or the provisions of any statutes respecting suits against the Port Authority.

          (m) Unless otherwise set forth herein, each policy of insurance described in paragraphs (j) and (k) of this Special Endorsement shall be subject to the applicable provisions of Standard Endorsement No. L21.1 to this Agreement.

          (n) Title to and property in all improvements and fixtures placed, constructed or installed in or on the premises, including all such improvements and fixtures as shall constitute the Lessee's Construction Work, shall vest in the Port Authority upon placement, construction or installation thereof and title to and property in any and all equipment and trade fixtures removable without substantial injury to the premises placed in or installed upon the premises shall vest in the Lessee upon the installation thereof. No equipment or trade fixtures shall be removed by the Lessee prior to the expiration date of the letting under this Agreement unless replaced with identical property of equal or greater value. Without limiting any other term of this Agreement, and notwithstanding the foregoing provisions, upon notice given by the Port Authority either prior to or within sixty (60) days after expiration or earlier termination of the letting of the premises under this Agreement the Lessee shall remove from the premises any improvements, fixtures, trade fixtures, or equipment as the Port Authority may specify in its notice, and shall repair any damage to the premises caused by such removal.

          (o) In the performance of the Lessee's Construction Work the Lessee shall not permit any situation or condition to continue that may cause or be conducive to any labor troubles at the Facility which interferes with the progress of other construction work at the Facility. The determinations of the Port Authority shall be conclusive on the Lessee and, upon notice from the Port Authority, the Lessee shall or shall cause its contractor to immediately rectify any condition specified in the notice. In the event of failure by the Lessee or any of its contractors to immediately comply with the requirements of this paragraph (whether or not such failure is due to the Lessee's fault) the Port Authority by notice shall have the right to suspend the Port Authority's permission to the Lessee to proceed with any portion of the Lessee's Construction Work being performed by or on behalf of the Lessee, and the Lessee shall thereupon immediately cease the same. When labor troubles shall be so settled that such interference or the danger thereof no longer exists, the Port Authority by notice to the Lessee shall reinstate the permission to the Lessee to perform the work on all the same terms and conditions as before the suspension. "Labor troubles" shall mean and include strikes, boycotts, picketing, work-stoppages, slowdowns, complaints, disputes, controversies or any other type of labor trouble, regardless of the employer of the person involved or their employment status, if any.

          (p) No contractor or third party shall or shall be deemed to have acquired any rights against the Port Authority by virtue of the execution of this Agreement and nothing contained herein shall operate or give to any such contractor or third party any claim or right of action against the Port Authority and its Commissioners, officers, agents and employees.

     9. INSURANCE. (a) The Lessee shall secure and maintain in its own name as assured and shall pay the premiums on the following policy of insurance in the limit set forth below, which policy shall be effective during the term of the letting under this Agreement:

                    (1) All risk property damage insurance covering the full replacement cost of any property owned, leased, or within the care, custody or control of the Lessee and now or in the future located on or constituting a part of the premises, except for any personal property owned by the Port Authority. Full replacement cost of the premises is currently estimated by the Port Authority to be not less than $520,000.00. No omission on the part of the Port Authority to make such determination shall relieve the Lessee of its obligations to maintain the appropriate insurance under this Special Endorsement. Such insurance shall cover and insure against such hazards and risks as at least would be insured against under the Standard Form of Fire Insurance policy in the State of New York, or any successor thereto, and the broadest form of extended coverage endorsement prescribed as of the effective date of said insurance by the rating organization having jurisdiction, including without limitation hazards and risks of flood, earthquake, windstorm, cyclone, tornado, hail, explosion, riot, civil commotion, aircraft, vehicles and smoke, and, if the Port Authority so requests, also covering nuclear property losses and contamination and boiler and machinery hazards and risks (if said coverage regarding nuclear property losses and contamination is or becomes available.

               (2) Unless otherwise directed by the Port Authority, the property damage insurance policy required by this Special Endorsement shall name the Port Authority and the Lessee (with insurance clauses consistent with the provisions of this Agreement) as the insureds, as their respective interests may appear, and shall provide that loss, if any, shall be adjusted with and payable to the Port Authority. As to any insurance required by this Special Endorsement, a certificate of insurance, or binders, shall be delivered by the Lessee to the Port Authority simultaneously with the delivery of an executed copy of this Agreement by the Lessee. In the event any binder is delivered, it shall be replaced within thirty (30) days by a certificate of insurance. Each such policy shall contain a valid provision or endorsement that the policy may not be cancelled, terminated, changed or modified, without giving at least thirty
(30) days' written advance notice thereto to the Port Authority and an endorsement to the effect that the insurance as to the interest of the Port Authority shall not be invalidated by any act or negligence of the Lessee or any other insured. Each policy of insurance shall have attached thereto an endorsement that the Port Authority will be given at least thirty (30) days' prior notice of any material change in the policy. A certificate of insurance with respect to a renewal policy shall be delivered to the Port Authority at least fifteen (15) days prior to the expiration date of each expiring policy, except for any policy expiring after the date of expiration of the effective term hereof. If at any time the policy required by this Special Endorsement shall be or become unsatisfactory to the Port Authority as to form or substance, or if the carrier issuing such policy shall be or become unsatisfactory to the Port Authority, the Lessee shall promptly obtain a new and satisfactory policy in replacement.

Except as may be otherwise determined by the Port Authority pursuant to the provisions of Section 8 of the Terms and Conditions of this Agreement, the proceeds of insurance from coverages secured in accordance with this Special Endorsement shall be made available to the Lessee and shall be applied by the Lessee strictly and solely to the repair, replacement, or rebuilding of the premises as provided in this Agreement.

          (b) The policy of comprehensive general liability insurance required by Standard Endorsement No. L21.1 to this Agreement shall include a contractual liability endorsement covering the Lessee's indemnity obligations under this Agreement. The policy of automobile liability insurance required by said Standard Endorsement No. L21.1 shall cover all owned, non-owned and hired vehicles. Each policy of insurance required by said Standard Endorsement No. L21.1 shall contain an endorsement providing that the protections afforded the Lessee thereunder with respect to any claim or action against the Lessee by a third party shall pertain and apply with like effect with respect to any claim or action against the Lessee by the Port Authority and against the Port Authority by the Lessee, but said endorsement shall not limit, vary, change or effect the protections afforded the Port Authority as an additional insured.

          (c) Notwithstanding anything contained in Standard Endorsement No. L21.1 annexed to this Agreement, it is specifically understood and agreed that the Port Authority shall have the right upon notice to the Lessee given from time to time and at any time to require the Lessee to increase any or all of the limits set forth in said Standard Endorsement No. L21.1 and the Lessee shall promptly comply therewith and shall promptly submit a certificate or certificates evidencing the same to the Port Authority.

     10. LATE CHARGES. If the Lessee shall fail to pay any amount required under this Agreement when due to the Port Authority, including without limitation any payment of basic rental, additional rental or any payment of utility fees or charges or other charges or fees, or if any such amount is found to be due as the result of an audit, then, in such event, the Port Authority may impose (by statement, bill or otherwise) a late charge with respect to each such unpaid amount for each late charge period hereinbelow described during the entirety of which such amount remains unpaid, each such late charge not to exceed an amount equal to eight-tenths of one percent of such unpaid amount for each late charge period. there shall be twenty-four late charge periods during each calendar year; each late charge period shall be for a period of at least fifteen (15) calendar days except one late charge period each calendar year may be for a period of less than fifteen (but not less than thirteen) calendar days. Without limiting the generality of the foregoing, late charge periods in the case of amounts found to have been owing to the Port Authority as the result of Port Authority audit findings shall consist of each late charge period following the date the unpaid amount should have been paid under this Agreement. Each late charge shall be payable immediately upon demand made at any time therefor by the Port Authority. No acceptance by the Port Authority of payment of any unpaid amount or of any unpaid late charge amount shall be deemed a waiver of the right of the Port Authority to payment of any late charge or late charges payable under the provisions of this paragraph, with respect to such unpaid amount. Each late charge shall be and become additional rent, recoverable by the Port Authority in the same manner and with like remedies as if it were originally a part of the rental set forth in this Agreement. Nothing in this paragraph is intended to, or shall be deemed to, affect, alter, modify or diminish in any way (i) any rights of the Port Authority under this Agreement, including without limitation the Port Authority's rights set forth in Section 16 of the Terms and Conditions of this Agreement entitled "Termination" or (ii) any obligations of the Lessee under this Agreement. In the event that any late charge imposed pursuant to this paragraph shall exceed a legal maximum applicable to such late charge, then, in such event, each such late charge payable under this paragraph shall be payable instead at such legal maximum.

     11. ADDRESS FOR PAYMENTS. The words "shall be made at the office of the Treasurer of the Port Authority, One World Trade Center, New York, New York 10048" appearing int he first and second lines of paragraph (f) of
Section 25 of the Terms and Conditions of this Agreement shall be deemed deleted and the words "shall be mailed to the Port Authority of New York and New Jersey, P.O. Box 17309, Newark, New Jersey 07194" shall be deemed inserted in lieu thereof.

     12. CORPORATE GUARANTY. The Lessee shall cause to be executed by The Strober Organization, Inc. simultaneously with the execution and delivery by the Lessee of this Agreement to the Port Authority, a Contract of Guaranty in the form attached hereto and hereby made a part hereof, which Contract of Guaranty shall guarantee the full, faithful and prompt performance of and compliance with, on the part of the Lessee, all of the terms, provisions, covenants and conditions of this Agreement, and the Lessee shall keep and maintain said Contract of Guaranty in full force and effect. The existence of the contract of guaranty described in this Special Endorsement shall not limit or alter any other remedies of the Port Authority under this Agreement, and the Port Authority may from time to time and at any time elect to pursue (or not to pursue) its rights under this contract of guaranty without thereby limiting, voiding or relinquishing any of its other rights or remedies under this Agreement.

     13. FLOOR LOAD. The number of pounds avoirdupois contemplated in paragraph (h) of Section 4 of the terms and Conditions of this Agreement shall be 500 on the pier shed floor, 125 in the pier office and toilet space, and 250 in all other portions of the premises.

     14. LESSEE'S ADDITIONAL TERMINATION RIGHTS. It is specifically understood and agreed that in the event of a casualty described in Paragraph (a) of Section 8 of the Terms and Conditions of this Agreement and the work of repair or rebuilding specified in Subparagraph (a)(1) or
(2) of said Paragraph (a) is not completed in 180 days after the occurrence of the damage, then the Lessee shall have the right, on thirty (30) days's prior written notice to the Port Authority, to terminate this Agreement and the letting hereunder, PROVIDED, HOWEVER, that the Lessee shall not have such right if either on the date of giving said notice it is in default under any of the terms, covenants and conditions of this Agreement to be performed, kept or observed by the Lessee. In the event of termination pursuant to this provision, this Agreement and the letting hereunder shall cease and expire as if the effective date of termination stated in said notice were the date originally set forth therein for the expiration of this Agreement.

     15. REAL ESTATE TAXES. Notwithstanding anything contained in Standard Endorsement No. 5.1 annexed to this Agreement, it is specifically understood and agreed that the provisions of Paragraph (d) of said Standard Endorsement shall not be deemed to include any real estate taxes on the premises under this Agreement.

     16. BROKERAGE. Section 29 of the Terms and Conditions of this Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

          "Section 29.BROKERAGE.

               The Lessee represents and warrants that no broker has been concerned in the negotiation of this Agreement or the letting hereunder except Kalmon Dolgin Affiliates, Inc., a New York corporation with an office and place of business at 101 Richardson Street, Brooklyn, New York 11211, and Robert S. Klein, an employee of Kalmon Dolgin Affiliates, Inc., residing at 105 Church Road, Morganville, New Jersey 07751, and that there is no broker who is or may be entitled to be paid by the Port Authority a commission in connection with this Agreement except Kamon Dolgin Affiliates, Inc. and Robert S. Klein, pursuant to a separate brokerage agreement. The Lessee shall indemnify the Port Authority and save it harmless from any and all claims which have been or may be made by any other persons, firms or corporations for services in connection with the negotiation and execution of this Agreement or in connection with any letting, expansion or renewal of the premises referred to herein."



                                   For the Port Authority


               Initialed:



                                   For the Lessee

STATE OF NEW YORK   )
                    )  SS.
COUNTY OF NEW YORK  )


     On this          day of                , 1996, before me personally came
                                     to me known, who,
being by me duly sworn, did depose and say that he resides at                  ;
that he is the                           of the Port Authority of New York and
New Jersey (one of) the corporations described in and which executed the foregoing instrument; that he knows the seal of the said corporation; that the seal affixed to the said instrument is such corporate seal; that it was so affixed by order of the Board of Commissioners of the said corporation; and that he signed his name thereto by like order.


                                      (notarial seal and stamp)


STATE OF            )
                    )  SS.
COUNTY OF           )


     On this          day of                , 1996, before me personally came
                                   to me known, who, being by me duly sworn,
did depose and say that he resides at                                          ;
that he is the President of STROBER BROS, INC. BUILDING SUPPLY CENTERS one of the corporations described in and which executed the foregoing instrument; that he knows the seal of the said corporation; that the seal affixed to the said instrument is such corporate seal; that it was so affixed by order of the Board of Commissioners of the said corporation; and that he signed his name thereto by like order.


                                      (notarial seal and stamp)


STATE OF            )
                    )  SS.
COUNTY              )


     On this          day of                , 1996, before me personally came
                          to me known, who, being by me duly sworn, did depose
and say that he resides at                             ; that he is the
President of THE STROBER ORGANIZATION, INC. one of the corporations described in and which executed the foregoing instrument; that he knows the seal of the said corporation; that the seal affixed to the said instrument is such corporate seal; that it was so affixed by order of the Board of Commissioners of the said corporation; and that he signed his name thereto by like order.


                                      (notarial seal and stamp)

                       CONTRACT OF GUARANTY

KNOW ALL MEN BY THESE PRESENTS:

     WHEREAS, THE PORT AUTHORITY OF NEW YORK AND NEW JERSEY (hereinafter called the "Port Authority"), a body corporate and politic, created by Compact between the States of New Jersey and New York, with the consent of the Congress of the United States of America, and having an office at One World Trade Center, in the Borough of Manhattan, in the City, county and State of New York 10048, has under consideration the attached agreement of lease dated as of March 29, 1996 and bearing Port Authority file number BP-276 covering the letting of certain premises at the Brooklyn - Port Authority Marine Terminal (which agreement of lease is hereinafter called the "Lease") by and between the Port Authority and Strober Bros., Inc. Building Supply Centers (hereinafter called the "Lessee"), a corporation organized and existing under the laws of the State of New York and having an office and place of business at 550 Hamilton Avenue, Brooklyn, New York 11232 which said Lease includes, without limitation thereto, a provision for the guaranty of the obligations of the Lessee under the Lease; and

     WHEREAS, The Strober Organization, Inc. (hereinafter called the "Guarantor"), a corporation organized and existing under the laws of the State of Delaware and having an office and place of business at 550 Hamilton Avenue, brooklyn, New York 11232, in order to induce the Port Authority to enter into the Lease, is willing to guarantee the payment by the Lessee of the rentals and other monetary obligations which the Lessee has under the Lease and to guarantee the performance, fulfillment and observance by the Lessee of all the other terms, provisions, covenants and conditions of the Lease on the part of the Lessee to be performed, fulfilled and observed;

     NOW, THEREFORE, for and in consideration of the foregoing, the Guarantor hereby covenants and agrees with the Port Authority as follows:

     1. The Guarantor hereby absolutely and unconditionally guarantees, promises and agrees that the Lessee will duly and punctually pay all rentals and other monetary obligations which it has or shall have under the Lease, and that the Lessee faithfully and fully perform, fulfill and observe all the other terms, provisions, covenants and conditions of the Lease on the part of the Lessee to be performed, fulfilled and observed.

     2. The Guarantor hereby waives and dispenses with any notice of non-payment, non-performance or non-observance or proof of notice or demand whereby to charge it therefor, and agrees that the validity of this Contract of Guaranty and the obligations of the Guarantor hereunder shall in no wise be terminated, affected or impaired by reason of any failure on the part of the Port Authority to insist upon strict performance under the Lease, or by the assertion by the Port Authority against the Lessee of any of the rights or remedies reserved to the Port Authority under the provisions of the Lease, or by the institution, prosecution, withdrawal, discontinuance or settlement of any judicial or other proceeding by the Port Authority against the Lessee.

     3. The obligations of the Guarantor hereunder shall not be released or affected in any way by the Port Authority's receipt, application or release of security given for the performance and observance of the terms, conditions and provisions to be performed, observed or fulfilled under the Lease, and the receipt of such security shall not limit or alter the remedies of the Port Authority under this Contract of Guaranty and the Port Authority may from time to time and at any time elect to pursue (or not to pursue) its rights under this Contract of Guaranty without thereby limiting, voiding or relinquishing any of its rights or remedies under the Lease.

     4.   The liability of the Guarantor hereunder shall in no way be affected by:

          (a) The release or discharge of the Lessee in any creditors', receivership, bankruptcy or other similar proceeding; or

          (b) The impairment, limitation or modification of the liability of the Lessee or its estate in bankruptcy, or of any remedy for the enforcement of the liability of the Lessee under the Lease, resulting from the operation of any present or future provision of the Bankruptcy Code or any other statute or from the decision of any court having jurisdiction over the Lessee or its estate; or

          (c) The rejection or disaffirmance of the Lease in any creditors', receivership, bankruptcy or other similar proceeding; or

          (d)  Any disability or any defense of the Lessee.

     5. This Contract of Guaranty shall remain and continue in full force and effect as to any and every renewal, modification or extension of the Lease, whether in accordance with the terms thereof or by a separate or additional document, and notwithstanding any such renewal, modification or extension, whether or not the Guarantor has specifically consented to such renewal, modification or extension. The liability of the Guarantor hereunder shall in no way be affected by the failure of the Port Authority to obtain the Guarantor's consent to any such renewal, modification or extension, notwithstanding that the Port Authority may have previously obtained such consent with respect to a prior renewal, modification or extension.

     6. Acceptance of this Contract of Guaranty and reliance thereon by the Port Authority shall be evidenced by the execution of the Lease by the Port Authority without any further act or notice. If, for any reason, any part of the obligations of the Guarantor hereunder shall be held invalid or unenforceable, the balance of the said obligations shall nevertheless remain in full force and effect. Failure physically to attach a copy of the Lease to this Contract of Guaranty shall not void, alter or affect this Contract of Guaranty, or alter or amend the obligations of the Guarantor hereunder.

     IN WITNESS WHEREOF, the Guarantor has caused these presents to be executed
as of the          day of                   , 1996.


ATTEST:                            THE STROBER ORGANIZATION, INC.


- ----------------------      By:____________________________________

                                   (Title)     PRESIDENT
					  -------------------------
                                        (Corporate Seal)

                                  EXHIBIT 10.2

           Indenture of Lease made as of 1986 by and between JNR Realty Company and Strober-L.I. Building Supply Centers, Inc. together with lease amendatory agreement made as of July 1996 between and among JNR Realty Company, Strober Long Island Building Supply Centers, Inc. and The Strober Organization, Inc.

          THIS INDENTURE OF LEASE, made and executed as of the          day of
            , 1986, by and between J N R REALTY COMPANY (hereinafter referred to as "Landlord", and STROBER-L.I. BLDG. SUPPLY CENTERS, INC. (hereinafter referred to as "Tenant").


                       W I T N E S S E T H:

                             ARTICLE 1

                         Demised Premises

     That the Landlord, for and in consideration of the rents, terms, covenants, conditions, provisions and agreements herein reserved and contained on the part of the Tenant, to be paid, kept and performed, does by these presents demise and lease unto the Tenant, and the Tenant, does by these presents demise and lease unto the Tenant, and the Tenant, does hereby hire and take from the Landlord, upon and subject to the terms, covenants, conditions, provisions and agreements, hereinafter contained, the property more particularly described in Exhibit "A" annexed hereto, (said premises hereinafter called the "Demised Premises", or "demised premises") together with all right, title and interest of Landlord, if any, in and to any street or avenues abutting the Demised Premises and the easements appurtenant to the ownership thereof,

     SUBJECT (in so far as the same may be in effect or applicable) TO:

          (a) Building restrictions and regulations now in force and present and future zoning laws, ordinances, resolutions and regulations affecting the Demised Premises and all present and future ordinances, laws, regulations and orders of all boards, bureaus, commissions and bodies of any municipal, county, state or federal sovereigns, now or thereafter having acquired jurisdiction of the Demised Premises and the use and improvement thereof.

          (b) Revocable nature of the right, if any, to maintain vaults, vault spaces, basement and subbasement spaces, areas, marquees or signs, beyond the building lines.

          (c) Violations of law, ordinances, orders or requirements noted as of the commencement date or that might be disclosed by an examination and inspection or search of the Demised Premises by any federal, state or municipal departments or authority having jurisdiction, as the same may exist on the date of the commencement of the term of this Lease.

          (d) The condition and state of repair of the Demised Premises as the same may be on the date of the commencement of the term of this Lease.

          (e) Any state of facts which an accurate survey of the Demised Premises may show.

          (f) All taxes, assessments, water charges and sewer rents, accrued or unaccrued, fixed or not fixed (subject to the same being pro-rated for the period prior to and after the commencement or expiration of the demised term).

          (g) Covenants, easements, restrictions, utility and other agreements of record.

          TO HAVE AND TO HOLD the Demised Premises for a term to commence on _________, 1986 and to expire on _____________, unless this Lease shall be sooner terminated as herein provided.

          IT IS MUTUALLY COVENANTED AND AGREED by and between Landlord and Tenant that this Indenture is made upon the foregoing and upon the following agreements, terms, covenants and conditions:

                             ARTICLE 2

                               Rent

     SECTION 2.01. The Tenant shall pay to the Landlord in lawful money of the United States, without any offset or deductions whatsoever, a net annual rental, in equal monthly installments, in advance on the first day of each and every month as more particularly described in Exhibit "B" annexed hereto.

     SECTION 2.02. It is the purpose and intent of Landlord and Tenant that the net rent shall be absolutely net to Landlord, so that this Lease shall yield, net, to Landlord the net rent specified in Section 2.01 hereof, in each year during the term of this Lease and that all costs, expenses and obligations of every kind and nature whatsoever relating to the Demised premises and the appurtenances thereto and the use and occupation thereof (except the taxes of Landlord referred to in Section
3.02 of Article 3 hereof) which may arise or become due during or out of the term of this Lease shall be paid by Tenant, and that Landlord shall be indemnified and saved harmless by Tenant from and against the same.

     SECTION 2.03. The net rent shall be paid to Landlord without notice or demand and without abatement, deduction or set-off, and Tenant shall also pay without notice, except as may be required in this Lease, and without abatement, deduction or set-off, as additional rent, all sums, Impositions (as defined in Article 3 hereof), costs, expenses and other payments which Tenant in any of the provisions of this Lease assumes or agrees to pay, and, in the event of any non-payment thereof, Landlord shall have (in addition to all other rights and remedies) all the rights and remedies provided for herein or by law in the case of non-payment of the net rent. In the event that the term of the Lease shall commence on a date other than the first day of the calendar month, an appropriate adjustment shall be made and thereafter rent shall be due and payable on the first day of each and every month.

                             ARTICLE 3

          Payment of Utilities, Taxes, Assessments, Etc.

     SECTION 3.01. Tenant shall pay as additional rent all charges for public utilities and all water and sewer rents, rates and charges furnished or attributable to the demised premises.

     SECTION 3.02. Tenant shall also pay as additional rent Tenant's share, as hereinafter more particularly described in Exhibit C, of all taxes, assessments, transit taxes, excises, levies, license and permit fees and other governmental charges, general and special, ordinary and extraordinary, unforeseen and foreseen, of any kind and nature whatsoever which at any time prior to or during the term of this Lease may be assessed, levied, confirmed, imposed upon, or grow or may be assessed, levied, confirmed, imposed upon, or grow or become due and payable out of or in respect, or become a lien on, the Demised Premises or any part thereof or any appurtenance thereto, the rent and income received by Tenant from subtenants, or for any use or occupation of the Demised Premises, and such franchises as may be appurtenant to the use of the Demised Premises, this transaction or any document to which Tenant is a party, creating or transferring an interest or estate in the Demised Premises (all such taxes, assessments, transit taxes, rates and charges, excises, levies, license fees and other governmental charges being hereinafter referred to as "impositions", and any of the same being hereinafter referred to as an "Imposition"); provided, however, that any Imposition, relating to a fiscal period of the taxing authority, a part of which is included within the term of this Lease and a part of which is included in a period of time before or after the expiration of the term of this Lease, shall (whether or not such Imposition shall be assessed, levied, confirmed, imposed upon or in respect of or become a lien upon the Demised Premises, or shall become payable, during the term of this Lease) be adjusted between Landlord and Tenant as of the commencement or expiration of the term of this Lease, so that Tenant shall pay that portion of such Imposition which that part of such fiscal period included in the period of the time after the commencement or before the expiration of the term of this Lease bears to such fiscal period, and Landlord shall pay the remainder thereof, provided, however, that Tenant shall not be entitled to receive any apportionment after the expiration of the term, if Tenant shall be in default in the performance of any of Tenant's covenants, agreements and undertakings in this lease provided.

     Tenant shall pay its share of any Imposition the amount thereof become fixed and within ten (10) days after demand therefor by Landlord and shall be collectable as additional rent. Tax bills shall be conclusive evidence for the purpose of determining Tenant's share of Impositions and shall be used for the calculation of the amounts to be paid by Tenant.

     SECTION 3.03 Nothing herein contained shall require Tenant to pay municipal, state or federal income taxes assessed against Landlord, municipal, state or federal capital levy, estate, succession, inheritance or transfer taxes of Landlord, or corporation franchise taxes imposed upon any corporate owner of the fee of the Demised Premises; provided, however that if at any time during the term of this Lease the methods of taxation prevailing at the commencement of the term hereof shall be altered so as to cause the whole or any part of the taxes, assessments, levies, impositions or charges now levied, assessed or imposed on real estate and the improvements thereon to be levied, assessed and imposed, wholly or partially as a capital levy, or otherwise, on the rents received therefrom, and shall be imposed upon Landlord, then all such taxes, assessments, levies, impositions or charges, or the part thereof so imposed shall be deemed to be included within the term "Impositions" for the purposes hereof to the extent that such Imposition would be payable if the Demised Premises were the only property of Landlord subject to such Impositions, and Tenant shall pay and discharge the same as herein provided in respect of the payment of Impositions.

     SECTION 3.04. Tenant may in its own name or in the name of Landlord or both, but at Tenant's sole cost and expense, contest or review the amount of any Imposition with respect to the Demised Premises. The Landlord shall keep Tenant advised of the amount of such Impositions, shall fully cooperate with Tenant, shall execute all documents reasonably necessary for such contest or review, produce all necessary cancelled checks showing payment of any Impositions and shall, if necessary, furnish Tenant with written authorization for such contest or review. Nothing herein contained shall be deemed to modify Tenant's obligation to pay its share of the Impositions. Tenant shall be beneficiary of its pro rata share of any refund obtained through such contest or review. This provision shall survive the expiration of this Lease.
                             ARTICLE 4

                      Mortgage Subordination

     This Lease and the lien thereof upon the Demised Premises and all right of the Tenant hereunder are and shall at all times be subject and subordinate to all mortgages of consolidated mortgages on the premises at the date of commencement of this Lease, or which may hereafter be placed upon the premises, and to any renewals or extensions or consolidations thereof. Landlord agrees to request, from each mortgagee to which this Lease is subordinate, a non-disturbance agreement in the lender's standard form to the effect that this Lease shall not be cancelled or disturbed if the Demised Premises is foreclosed, as long as Tenant is not in default under this Lease. Tenant agrees that if any mortgagee shall become the owner of the leasehold premises by reason of the foreclosure of any mortgage or the acceptance of a deed or assignment in lieu of foreclosure or otherwise, and this Lease shall not have been terminated or affected thereby and shall continue in full force and effect as a direct lease between the mortgagee and Tenant upon all the terms, covenants and conditions set forth in this Lease, then and in that event Tenant agrees to attorn to mortgagee; provided, however, that such mortgagee shall not be liable for any accrued obligations of Landlord for any act or omission of Landlord prior to such foreclosure or sale or subject to any offsets or counterclaims which shall have accrued to Tenant against Landlord prior to the date such mortgagee shall become the owner of the premises.

                             ARTICLE 5

                            Vault Space

     SECTION 5.01. Vaults and areas, if any, now or hereafter built extending beyond the building line of Demised Premises are not included within the Demised Premises, but Tenant may occupy and use the same during the term of this Lease, subject to such laws, permits, rules and regulations as may be imposed by appropriate governmental authorities with respect thereto.

     SECTION 5.02. No revocation on the part of any governmental department or authority of any license or permit to maintain and use any such vault shall in any way affect this Lease or the amount of the rent or any other charge payable by Tenant hereunder. If any such license or permit shall be revoked, Tenant will, at its sole cost and expense, do and perform all such work as may be necessary to comply with any order revoking the same.

                             ARTICLE 6

                             Surrender

     SECTION 6.01. Tenant shall and will on the last day of the term hereof or upon any earlier termination of this Lease, or upon any reentry by landlord upon the Demised Premises pursuant to Article 23 hereof, willfully and truly surrender and deliver up the Demised Premises, including the personal property as herein defined, into the possession and use of Landlord without fraud or delay, free and clear of all lettings and occupancies other than subleases then terminable at the option of the Landlord thereof or sublease to which Landlord shall have specifically consented, and free and clear of all liens and encumbrances other than those, if any, created by landlord or subsequent owners of the Demised Premises.

     SECTION 6.02. Where furnished by or at the expense of Tenant or any subtenant, furniture, trade fixtures and business equipment (not constituting part of the Demised Premises) may be removed by the Tenant at or prior to the termination of this Lease or by such subtenant at or prior to the termination of its sublease; provided, however, that the removal thereof will not structurally injure the buildings or improvements on the Demised Premises (the "Building") or necessitate fundamental changes in or repairs to the Building. Tenant shall pay or cause to be paid to landlord the cost of repairing any damage arising from such removal.

     SECTION 6.03. Any personal property of Tenant or subtenant which shall remain in the Building after the termination of this Lease and the removal of Tenant or such subtenant from the Building, may, at the option of Landlord be deemed to have been abandoned by Tenant or such subtenant and either may be retained by landlord as its property or be disposed of, without accountability, at Tenant's cost and expense, in such manner as Landlord may see fit.

     SECTION 6.04. Landlord shall not be responsible for any loss or damage occurring to any property owned by Tenant or subtenant.

     SECTION 6.05. The provisions of this Article 6 shall survive any termination of this Lease.

                             ARTICLE 7

                             Insurance

     SECTION 7.01. Tenant, at its sole cost and expense, shall keep any building and improvements now or hereafter erected on the demised premises, including the personal property, as herein defined, insured for the mutual benefit of Landlord, Tenant, and mortgagee(s), such as their interests may appear during the term of this Lease, against loss or damage by fire and against loss or damage by other risks now or hereafter embraced by "All-Risk Coverage", so called, in amounts sufficient to prevent Landlord or Tenant from becoming a co-insurer under the terms of the applicable policies, but in any event in an amount not less than the then "full replacement cost" (exclusive of the cost of excavations, foundations and footings, below the lowest basement floor). Such "full replacement cost" shall be determined from time to time (but not more frequently than once in any twenty-four calendar months) at the request of Landlord by an appraiser, engineer, architect or contractor designated by Tenant and approved in writing by Landlord (such approval not to be unreasonably withheld) and paid by Tenant. No omission on the part of the Landlord to request any such determination shall relieve Tenant of any of its obligations under this article.

     SECTION 7.02. Tenant, at its sole cost and expense, but for the mutual benefit of Landlord and tenant, shall maintain:

          (a) personal injury and property damage liability insurance against claims for bodily injury, death or property damage, occurring on, in or about the Demised Premises or the elevators or any escalators therein and on, in or about the adjoining streets, property and passageways, such insurance to afford minimum protection during the term of this Lease, of not less than Ten Million Dollars in respect of bodily injury or death with respect of any one accident, and of not less than Two Hundred Fifty Thousand Dollars for property damage;

          (b) if requested by Landlord, plate glass insurance and boiler insurance;

          (c) war risk insurance upon the Building as and when such insurance is obtainable from the United States of America, or any agency or instrumentality thereof, in an amount equal to the "full replacement cost" thereof or in the maximum amount of insurance obtainable;

          (d) rent insurance against loss of rent due to fire and the risks now or hereafter embraced by "All-Risk Coverage", so called, for the full annual rental value of the Demised Premises, and in the event that the Existing Structures or the New Building or any building or improvements now or hereafter erected on the Demised Premises, shall be destroyed or seriously damaged, shall assign to Landlord so much of the proceeds of such insurance as shall equal the net rent and additional rent for one year; such amount to be held by Landlord and applied on account of the payment of such net rental and additional rent hereunder until the restoration of the same; but the Tenant shall not be released of his obligation hereunder;

          (e) if the demised premises are located in a flood zone, then as and when obtainable from the United States of America, or any agency or instrumentality thereof, flood insurance in the maximum amount of insurance obtainable; and

          (f) such other insurance, and in such amount as may from time to time be reasonably required by landlord against other insurable hazards which at the time are commonly insured against in the case of premises similarly situated, due regard being, or to be given, to the type of building, its construction, use and occupancy.

     SECTION 7.03. All insurance provided for in this Article shall be effected under valid and enforceable policies issued by insurers of recognized responsibility which are licensed to do business in the State of New York, are rated "very good" or better by Best, and have been approved in writing by Landlord, such approval not to be unreasonably withheld.
Upon the execution of this Lease, and thereafter not less than thirty (30) days prior to the expiration dates of the expiring policies theretofore furnished pursuant to this Article, originals of the policies (or, in the case of a blanket insurance policy, certificates of the insurers satisfactory to Landlord) bearing notations evidencing the payment of premiums or accompanied by other evidence satisfactory to Landlord of such payment, shall be delivered by Tenant to Landlord.

     SECTION 7.04. All policies of insurance provided for in Section 7.01 and 7.02 hereof shall name Landlord and tenant as the insureds as their respective interests may appear. Subject to the provisions of Article 17 hereof and to the limitations set forth below in this section, such policies shall also be payable, if either Landlord or Tenant so require, to any Fee Mortgagee, as the interest of any such mortgagee may appear, pursuant to a standard mortgagee clause, subject to the prior rights, if any, of any fee mortgagee the loss, if any under any policies provided for in such Sections shall be adjusted with the insurance companies (a) by Tenant in the case of any particular casualty resulting in damage or destruction not exceeding Ten Thousand (?10,000) Dollars in the aggregate, or (b) by Landlord, and Tenant in the case of any particular casualty resulting in damage or destruction exceeding Ten Thousand ($10,000) Dollars in the aggregate. The proceeds of any such insurance shall be payable, subject to the prior rights, if any, of any fee mortgagee;

          (i) To Tenant in the case of any particular casualty resulting in damage or destruction not exceeding Ten Thousand ($10,000) Dollars in the aggregate, or
          (ii) To landlord, in the case of any particular casualty resulting in damage or destruction exceeding Ten Thousand ($10,000) Dollars in the aggregate, for the purposes set forth in Article 17 of this Lease.

          All policies provided in Section 7.01, 7.02(b), 7.02(c) and 7.02(e) hereof, if the amount insured thereunder shall exceed Ten Thousand ($10,000) Dollars and all other such policies, regardless of the amount insured thereunder, which insure against the same risks and in respect of which the aggregate amount of the risk insured against shall exceed Ten Thousand ($10,000) Dollars shall provide that the loss, if any, thereunder shall be adjusted and paid as hereinabove provided, and that any loss which shall be payable to Landlord shall be so payable (if such provision is obtainable without additional premium) notwithstanding any act or omission of Tenant.

     SECTION 7.05. Each such policy or certificate therefor issued by the insurer shall to the extent obtainable contain an agreement by the insured that such policy shall not be cancelled or modified without at least ten
(10) days prior written notice to Landlord and to any mortgage to whom a loss thereunder may be payable.

     SECTION 7.06. If, at any time during the term of this Lease, landlord shall request that the amount of liability insurance provided by Tenant, as required by the provisions of Section 7.02, be increased on the ground that such coverage is inadequate properly to protect the interest of Landlord, and Tenant shall refuse to comply with such request, the dispute shall be submitted to arbitration as provided in Article 29 hereof. Tenant shall thereafter carry the amount of insurance determined by such arbitration to be adequate, but in no event less than the amounts specified in Section 7.02.

                             ARTICLE 8

          Landlord's Right to Perform Tenant's Covenants

     SECTION 8.01. If Tenant shall at any time fail to pay any Imposition in accordance with the provisions of Article 3, or to take out, pay for, maintain or deliver any of the insurance policies provided for in Article 7 hereof, or shall fail to make any other payment or perform any other act on its part to be made or performed, then Landlord, after the time provided in
Article 22 for Tenant to cure such default, after notice thereof from Landlord, has expired (or without notice in case of an emergency) and without waiving or releasing Tenant from any obligation of Tenant contained in this Lease, may (but shall be under no obligation to).

          (a) pay any Imposition payable by Tenant pursuant to the provisions of Article 3 hereof, or

          (b) take out, pay for and maintain any of the insurance policies provided for in Article 7 hereof, or

          (c) make any other payment or perform any other act on Tenant's part to be made or performed as in this Lease provided and may enter upon the Demised Premises for the purpose and take all such action thereon as may be necessary therefor.

     SECTION 8.02. All sums so paid by Landlord and all cost and expenses incurred by Landlord in connection with the performance of any such act, together with interest thereon at the rate of twelve percent (12%) per annum from the respective dates of Landlord's making of each such payment or incurring of each such cost and expense shall constitute additional rent payable by Tenant under this Lease and shall be paid by Tenant to Landlord on demand, and Landlord shall not be limited in the proof of any damages which Landlord may claim against Tenant arising out of or by reason of Tenant's failure to provide and keep in force insurance as aforesaid, to the amount of the insurance premium or premiums not paid or incurred by Tenant and which would have been payable upon such insurance, but Landlord shall also be entitled to recover as damages for such breach, the uninsured amount of any loss, to the extent of any deficiency in the insurance required by the provisions of this Lease, damages, costs and expenses of a suit suffered or incurred by reason of damage to, or destruction of, the Demised Premises, occurring during any period when Tenant shall have failed or neglected to provide insurance as aforesaid. However, any such damages so recovered by the Landlord shall be subject to the provisions of Article 17 hereof.

                             ARTICLE 9

              Repairs and Maintenance of the Property

     SECTION 9.01. Throughout the term of this Lease, Tenant, at its sole cost and expense, will take good care of the Demised Premises and the Personal Property as herein defined and the sidewalks, curbs and vaults adjoining the Demised Premises and will keep the same in good order and condition, and make all necessary repairs thereto, interior and exterior, structural and non-structural, ordinary and extraordinary and unforeseen and foreseen. When used in this Article, the term "repairs" shall include all necessary replacements, renewals, alterations, additions and betterments. All repairs made by Tenant shall be equal in quality and class to the original work. Tenant will do or cause others to do all necessary shoring of foundations and wall of the building and every other act or thing for the safety and preservation thereof which may be necessary by reason of any excavation or other building operation upon any adjoining property or street, alley or passageway.

     SECTION 9.02.  The necessity for and adequacy of repairs pursuant to
Section 9.01 hereof shall be measured by the standard which is appropriate for buildings of similar construction and class, provided that Tenant shall in any event make all repairs necessary to avoid any structural damage or injury to the Demised Premises and to keep premises in a rentable condition.

     SECTION 9.03. Tenant shall put, keep and maintain all portions of the Demises Premises and the sidewalks, curbs and passageways adjoining the same in a clean and orderly condition, free of dirt, rubbish, snow, ice, and unlawful obstructions.

     SECTION 9.04. Landlord shall not be required to furnish any services or facilities or to make any repairs or alterations in or to the Demised Premises. Tenant hereby assumes the full and sole responsibility for the condition, operation, repair, replacement, maintenance and management of the Demised Premises.

     SECTION 9.05. In case any dispute shall arise at any time between Landlord and Tenant as to the standard of care and maintenance of the Demised Premises, such dispute shall be determined by arbitration.

                            ARTICLE 10

               Compliance With Laws Ordinances, etc.

     SECTION 10.01. Throughout the term of this Lease, Tenant at its sole cost and expense, will promptly comply with all present and future laws, ordinances, orders, rules, regulations and requirements of all federal, state and municipal governments, courts, departments, commissions, boards and officers, and all orders, rules and regulations of the National Board of Fire Underwriters or any other body exercising similar functions, foreseen or unforeseen, ordinary as well as extraordinary, which may be applicable to Demised Premises and the sidewalks, curbs and vaults adjoining the Demises Premises or to the owners, tenant or occupants thereof, whether or not such law, ordinance, order, rule, regulation or requirement shall necessitate structural changes or improvements or interfere with the use and enjoyment of the Demised Premises.

     SECTION 10.02. Tenant shall likewise observe and comply with the requirements of all policies of public liability, fire and all other policies of insurance at any time in force with respect to the Demised Premises.

     SECTION 10.03. Tenant shall have the right, after prior written notice to Landlord, to contest by appropriate legal proceedings diligently conducted in good faith, in the name of Tenant or Landlord or both, without cost or expense to Landlord, the validity or application of any law, ordinance, order, rule, regulation or requirement of the nature referred to in Section 10.01 hereof, subject to the following:

          (a) If by the terms of any such law, ordinance, order, rule, regulation or requirement, compliance therewith pending the prosecution of any such proceeding may legally be delayed without the incurrence of any lien, charge of liability of any kind against the Demised Premises or Tenant's leasehouse interest therein and without subjecting Tenant or Landlord to any liability, civil or criminal, for failure so to comply therewith, Tenant may, subject to the consent of any mortgagee, if required by the mortgage terms, delay compliance therewith until the final determination of such proceeding.

          (b) If any lien, charge or civil liability would be incurred by reason of any such delay, Tenant nevertheless, on the prior written consent of Landlord (such consent not to be unreasonably withheld), may contest as aforesaid and delay as aforesaid, provided that such delay would not subject Landlord criminal liability and Tenant (i) furnishes Landlord security, reasonably satisfactory to Landlord against any loss or injury by reason of such contest or delay, and (ii) prosecutes the contest with due diligence, and (iii) obtains fee mortgagee's consent if required by the mortgage terms.

          Landlord will execute and deliver any appropriate papers which may be necessary or proper to permit Tenant so to contest the validity or application of any such law, ordinance, order, rule, regulation or requirement.

                            ARTICLE 11

                 Changes and Alterations by Tenant

     SECTION 11.01 Tenant shall have the right at any time and from time to time during the term of this Lease to make, at its sole cost and expense, changes and alterations in or of the Building, subject, however, in all cases to the following:

     (a) No one change or alteration involving an estimated cost of more than $10,000 shall be undertaken except after 20 days' prior written notice to Landlord.

     (b) No one change or alteration, involving an estimated cost of more than $10,000, including any restoration required by Article 17 or 18 hereof, shall be made without the prior written consent of Landlord, such consent not to be withheld if the change or alteration would not in the reasonable opinion of the Landlord impair the value or usefulness of the Building or any part thereof.

     (c) No one change or alteration shall be undertaken until Tenant shall have procured and paid for, so far as the same may be required from time to time, all permits and authorization of all municipal departments and governmental subdivisions having jurisdiction. Landlord shall join in the application for such permits or authorizations whenever such action is necessary.

     (d) Any one structural change or alteration involving an estimated cost of more than $10,000 shall be conducted under the supervision of an architect or engineer selected by Tenant and approved in writing by Landlord (such approval not to be unreasonably withheld), and no such structural change or alteration shall be made except in accordance with detailed plans and specifications and cost estimates prepared and approved in writing by such architect or engineer selected by tenant and approved in writing by Landlord (such approval not to be unreasonably withheld).

     (e) Any change or alteration shall, when completed, be of such a character as not to reduce the value of the Demised Premises below its value immediately before such change or alteration.

     (f) Any change or alteration shall be made promptly (unavoidable delays excepted) and in a good and workmanlike manner and in compliance with all applicable permits and authorizations and building and zoning laws and with all other laws, ordinances, orders, rules, regulations and requirements of all federal, state, and municipal governments, departments, commissions, boards and officers, and in accordance with the orders, rules and regulations of the National Board of Fire Underwriters or any other body hereafter exercising similar functions.

     (g) The cost of any such change or alteration shall be paid in cash or its equivalent, so that the Demised Premises shall at all times be free of liens for labor and materials supplied or claimed to have been supplied to the Demised Premises.

     (h) Workmen's compensation insurance, covering all person employed in connection with the work and with respect to whom death or bodily injury claims could be asserted against Landlord, Tenant or the demised premises, and general liability insurance for the mutual benefit of Tenant and Landlord with limits of not less than Three Million Dollars in the event of bodily injury to one person and not less than Three Million Dollars in the event of bodily injury to any number of persons in any one accident, and with limits of not less than Two Hundred Fifty Thousand Dollars for property damage, shall be maintained by Tenant at Tenant's sole cost and expense at all times when any work is in progress in connection with any change or alteration. All such insurance shall be in a company or companies of recognized responsibility, and all policies or certificates therefor issued by the respective insurers, bearing notations evidencing the payment of premiums or accompanied by other evidence satisfactory to Landlord of such payment, shall be delivered to Landlord. Landlord, as a condition to its consents, may require Tenant to carry general liability insurance greater than the amounts heretofore provided.

     (i) If the estimated cost of any such one change or alteration shall be in excess of $10,000, Tenant shall, at the request of Landlord, and before commencement of work, at Tenant's sole cost and expense, furnish to Landlord a surety company performance bond, issued by a surety company acceptable to Landlord, or other security reasonably satisfactory to Landlord, in an amount at least equal to 110% of the estimated cost of such change or alteration, guaranteeing the completion thereof within a reasonable time, free and clear of all liens, encumbrances, financing agreements, and other charges, and in accordance with the plans and specifications approved by Landlord. No performance bond or other security shall be required except to the extent that such estimated costs exceed the amounts deposited pursuant to Sections 17.02, 17.04 and 18.04 of this Lease, if such change or alteration is being made in accordance with the provisions of Section 17 and 18.

     (j) For the purpose of the Article 11 the term "one change or alteration" shall mean such change(s) or alteration(s) which under good construction practice would be regarded as a single change, notwithstanding how and when performed.

     (k) All changes and alterations made at any time by Tenant shall immediately become the property of Landlord and shall remain upon and be surrendered with the Demised Premises unless Landlord, by notice to Tenant no later than twenty (20) days prior to the date fixed for the termination of this Lease, elects to relinquish Landlord's right thereto and to have them removed by Tenant, in which event the same shall be removed by Tenant prior to the expiration of the term. Nothing herein contained shall be construed to give Landlord title to or to prevent Tenant's removal of trade fixtures, movable office furniture and equipment, but upon removal of any such from the Demised Premises or upon removal of any changes or alterations as may be required by Landlord, Tenant shall immediately, and at its expense, repair and restore the Demised Premises to the condition existing prior to any such change or alteration and repair any damages to the Demised Premises due to such removal. All property permitted or required to be removed by Tenant at the end of the term remaining in the Demised Premises after Tenant's removal shall be deemed abandoned and may, at the election of Landlord, either be retained as Landlord's property or be removed form the Demised Premises by Landlord, at Tenant's expense.

                            ARTICLE 12

                        Discharge of Liens

     SECTION 12.01. Tenant will not create or permit to be created or to remain, and will discharge, any lien, encumbrance or charge (levied on account of any imposition or any mechanic's, laborer's or materialman's lien or any mortgage, conditional sale, title retention agreement or chattel mortgage, or otherwise) which might be or become a lien, encumbrance or charge upon the Demised Premises or the personal property thereof, or any part thereof or the income therefrom, having any priority or preference over or ranking on a parity with the estate, rights and interest of Landlord in the Demised Premises or any part thereof or the income therefrom, and Tenant will not suffer any other matter or thing whereby the estate, rights and interest or the income therefrom, and Tenant will not suffer any other matter or thing whereby the estate, rights and interest of Landlord in the Demised Premises or any part thereof might be impaired; provided that any Imposition may, after the same becomes a lien on the Demised Premises, be paid or contested in accordance with Article 3 hereof and any mechanic's, laborer's or materialman's lien may be discharged in accordance with Section 12.02 hereof.

     SECTION 12.02. If any mechanic's, laborer's or materialman's lien shall at any time be filed against the Demised Premises or any part thereof, Tenant, within 20 days after notice of the filing thereof, will cause the same to be discharged of record by payment, deposit, bond, order of a court of competent jurisdiction, or otherwise. If Tenant shall fail to cause such lien to be discharged within the period aforesaid, then, in addition to any other right or remedy, Landlord may, but shall not be obligated to, discharge the same either by paying the amount claimed to be due or by procuring the discharge of such lien by deposit or by bonding proceedings, and in any such event Landlord shall be entitled, if Landlord so elects, to compel the prosecution of any action for the foreclosure of such lien by the lienor and to pay the amount of the judgment in favor of the lienor with interest, costs and allowances. Any amount so paid by Landlord and all costs and expenses incurred by Landlord in connection therewith, together with interest thereon at the rate of 12% per annum from the respective dates of Landlord's making of the payment or incurring of the cost and expense shall constitute additional rent payable by Tenant under this Lease and shall be paid by Tenant to Landlord on demand.

     SECTION 12.03. Nothing in this Lease contained shall be deemed or construed in any way as constituting the consent or request of Landlord, express or implied by inference or otherwise, to any contractor, subcontractor, laborer or materialman for the performance of any labor or the furnishing of any materials for any specific improvement, alteration to or repair of the Demised Premises or any part thereof, nor as giving Tenant any right, power or authority for or permit the rendering of any services of the furnishing of any materials that would give rise to the filing of any lien against the Demised Premises or any part thereof.

                            ARTICLE 13

                             No Waste

     SECTION 13.01 Tenant will not do, permit, or suffer any waste or damage, disfigurement or injury of the Demised Premises or any part thereof.

                            ARTICLE 14

                          Use of Property

     SECTION 14.01. Tenant shall use the Demised Premises only as a warehouse and for sales as an appurtenant thereto and for office purposes. Tenant will not use or allow the Demised Premises or any part thereof to be used or occupied for any unlawful purpose or in violation of any certificate of occupancy or certificate of compliance covering or affecting the use of the Demised Premises or any part thereof and will not suffer any act to be done or any condition to exist on the Demised Premises or any part thereof or any article to brought thereon, which may be dangerous, unless safeguarded as required by law, or which may, in law, constitute a nuisance, public or private, or which may make void or voidable any insurance then in force with respect thereto.

     SECTION 14.02. Tenant shall not suffer or permit the Demised Premises or any portion thereof to be used by the public as such, without restriction or in such manner as might reasonably tend to impair Landlord's title to the Demised Premises or any portion thereof, or in such manner as might reasonably make possible a claim or claims of adverse usage or adverse possession by the public, as such, or of implied dedication of the Demised Premises or any portion thereof.

                            ARTICLE 15
                Entry on Property by Landlord, etc.

     SECTION 15.01. Tenant will permit Landlord and its authorized representatives to enter the Demised Premises at all reasonable times for the purpose of (a) inspecting the same, and (b) making any necessary repairs thereto and performing any work therein that may be necessary by reason of Tenant's failure to make any such repairs or perform any such work or to commence the same within the period provided in Article 23 after written notice from Landlord. Nothing shall imply any duty upon the part of Landlord to do any such work; and performance thereof by Landlord shall not constitute a waiver of Tenant's default in failing to perform the same.

     SECTION 15.02. Landlord may during the progress of any work in the Demised Premises keep and store therein or elsewhere upon the Demised Premises all necessary materials, tools, supplies and equipment. Such right if exercised, shall not be deemed to constitute an eviction. Landlord shall not be liable for inconvenience, annoyance, disturbance, loss of business or other damage of Tenant or by any sub-tenant by reason of making such work, or on account of bringing materials, tools, supplies and equipment into or through the Demised Premises during the course thereof and the obligations of Tenant under this Lease shall not be affected thereby.

     SECTION 15.03. Landlord shall have the right to enter the Demised Premises at all reasonable times during usual business hours for the purpose of showing the same to prospective purchasers thereof, and, at any time within 15 months prior to the expiration of the term of this Lease for the purpose of showing the same to prospective tenants.

                            ARTICLE 16

                    Indemnification of Landlord

     SECTION 16.01. Tenant will indemnify and save harmless Landlord against and from liabilities, obligations, damages, penalties, claims, costs, charges and expenses, including reasonable architects' and attorneys fees, which may be imposed upon or incurred by or asserted against Landlord by reason of any of the following occurring during the term of this Lease;

     (a) any matter, cause or thing arising out of use, occupancy, control, or management of Demised Premises and any part thereof;

     (b) any work or thing done in, or about the Demised Premises or any part thereof;

     (c) any use, non-use, possession, occupation, condition, operation, maintenance or management of the Demised Premises or any part thereof or any street, alley, sidewalk, curb, vault, passageway or space adjacent thereto;

     (d) any negligence on the part of Tenant or any of its agents, contractors, servants, employees, licensees or invitees;

     (e) any accident, injury or damage to any person or property occurring in, or about the Demised Premises or any part thereof or any street, alley, sidewalk, curb, vault, passageway or space adjacent thereto;

     (f) any failure on the part of Tenant to perform or comply with any of the covenants, agreements, terms or conditions contained in this Lease, or any sub-lease, on its part to be performed or complied with; or

     (g) any tax upon in the execution, delivery or recording of this Lease.

     In case any action or proceeding is brought against Landlord by reason of any such claim, Tenant upon timely written notice from Landlord will at Tenant's expense resit or defend such action or proceeding by counsel approved by Landlord in writing, such approval not to be unreasonably withheld and will pay any judgement or perform any decree resulting therefrom. Landlord hereby agrees, without the necessity of further consents, to be represented by counsel designated by the insurance company which has issued insurance policies for the benefit of Landlord.

                            ARTICLE 17

                       Damage or Destruction

     SECTION 17.01. In case of casualty to the Demised Premises resulting in damage or destruction exceeding $10,000 in the aggregate, Tenant will promptly give written notice thereof to Landlord. Tenant, regardless of the amount of such damage, shall at its sole cost and expense, and whether or not the insurance proceeds, if any, shall be sufficient for the purpose, restore, repair, replace, rebuild or alter the same as nearly as possible to its value, condition and character immediately prior to such damage or destruction or with such changes or alterations as may be made at Tenant's election in conformity with and subject to the conditions of Article 11 hereof. Such restoration, repairs, replacements, rebuilding or alterations shall be commenced promptly and prosecuted with reasonable diligence, unavoidable delays excepted.

     SECTION 17.02. Subject to the provisions of Section 17.04 hereof all insurance money paid to Landlord on account of such damage or destruction, less the actual cost, and reasonable fees and expenses, if any, incurred in connection with adjustment of the loss, shall be applied by Landlord to the payment of the cost of the aforesaid restoration, repairs, replacement, rebuilding or alterations, including the cost of temporary repairs or for the protection of property pending the completion of permanent restoration, repairs, replacements, rebuilding or alterations (all of which temporary repairs, protection of property and permanent restoration, repairs, replacement, rebuilding or alterations are hereinafter collectively referred to as the "restoration"), and shall be paid out from time to time as such restoration progress upon the written request of Tenant which shall be accompanied by the following:

     (1) A certificate signed by Tenant, dated not more than 15 days prior to such request, setting forth the following:

               (A) That the sum then requested either has been paid by Tenant, or is justly due to contractors, subcontractors, materialmen, engineers, architects or other persons who have rendered services or furnished materials for the restoration therein specified, and giving a brief description of such services and materials and the several amounts so paid or due to each of said persons in respect thereof, and stating that no part of such expenditures has been or is being made the basis, in any previous or then pending request, for the withdrawal of insurance money or has been made out of the proceeds of insurance received by Tenant, and that the sum then requested does not exceed the value of the services and materials described in the certificate.

               (B) That except for the amount, if any, stated (pursuant to the foregoing subclause (1) (A)) in such certificate to be due for services or materials, there is no outstanding indebtedness known to the person signing such certificate, after due inquiry, which is then due for labor, wages, materials, supplies or services in connection with such restoration which, if unpaid, might become the basis of a vendor's, mechanic's, laborer's or materialmen's statutory or similar lien upon such restoration or upon the Demised Premises or any part thereof or upon the Tenant's leasehold interest therein.

               (C) That the cost, as estimated by the persons signing such certificate, of the restoration required to be done subsequent to the date of such certificate in order to complete the same, does not exceed the insurance money, plus any amount deposited by Tenant to defray such cost and remaining in the hands of Landlord after payment of the sum requested in such certificate.

     (2) An opinion of counsel or other evidence, reasonably satisfactory to Landlord, to the effect that there has not been filed with respect to the Demised Premises or any part thereof or upon the Tenant's leasehold interest therein any vendor's, mechanic's, laborer's materialman's or other lien which has not been discharged or record, except such as will be discharged by payment or the amount then requested.

     In the event that such restoration involves expenditures in excess of $10,000 the certificate required by clause (1) of this Section shall be a certificate signed by the architect or engineer in charge of the restoration, who shall be selected by Tenant and approved in writing by Landlord, such approval not to be unreasonably withheld.

     Upon compliance with the foregoing provisions of this Section, Landlord shall, out of such insurance money, pay or cause to be paid to Tenant or the persons named (pursuant to subclause (1)(A) of this Section) in such certificate the respective amounts stated therein to have been paid by Tenant or to be due to them, as the case may be, less 10% thereof.

     If the insurance money at the time held by Landlord, less the actual cost, fees and expenses, if any, incurred in connection with the adjustment of the loss, shall be insufficient to pay the entire cost of such restoration, Tenant will pay the deficiency.

     Upon receipt by Landlord of satisfactory evidence, of the character required by clauses (1) and (2) of this Section, that the restoration has been completed and paid for in full and that there are no liens of the character referred to therein, any balance of the insurance money at the time held by the Landlord shall be paid to the Tenant.

     If the amount of any insurance moneys payable for damage or destruction to the premises under policies herein provided to be carried by Tenant are claimed by a mortgagee of the fee instead of being received by the Landlord or Tenant, then the Landlord agrees to make a like amount available to Tenant for repair or restoration of the damage, and if Landlord fails to do so then Tenant may deduct such amount, with interest at an amount equal to one percent (1%) above the prime rate of Chemical Bank, from ensuing rent, anything elsewhere notwithstanding.

     SECTION 17.03. Except as otherwise expressly provided herein, no destruction of or damage to the Demised Premises or any part thereof by fire or any other casualty shall permit Tenant to surrender this Lease or shall relieve Tenant from its liability to pay the full net rent and additional rent and other charges payable under this Lease or from any of its other obligations under this Lease, and Tenant waives any rights now or hereafter conferred upon it by statute or otherwise to quit or surrender this Lease or the Demised Premises or any part thereof, or to any suspension, diminution, abatement or reduction of rent on account of any such destruction or damage.

     SECTION 17.04. In the event that any moneys, or the equivalent thereof, in excess of $10,000 shall be required to be deposited with Landlord pursuant to the provisions of this Article or of Article 7, 11 and 18 of this Lease, then at the election of Tenant all such amounts shall be deposited for the benefit of Landlord and Tenant, and of any Mortgagee, as their respective interests may appear, with a bank or trust company having an office in The City of New York or the county in which the Demised Premises are located and selected by Landlord, for the purposes set forth in said Articles 7, 11, 17 and 18, to be disbursed in accordance therewith. Tenant shall pay all charges and fees, including attorneys' fees, of the bank or trust company that performs the functions provided for in Article 7, 11, 17, and 18.

     SECTION 17.05. Notwithstanding anything to the contrary herein contained, in the event a total damage or total destruction shall occur during the last year of the lease term provided herein, Tenant shall not be required to rebuild the premises, but shall have an option, exercisable within thirty (30) days after said total damage or total destruction of either terminating the Lease, in which case, all rents and charges shall be adjusted, or in the alternative, rebuilding the premises as provided for in this section. In the event Tenant fails to notify Landlord within said 30 day period, Tenant shall be deemed to waive its option to terminate this Lease and shall be obligated to rebuild in accordance herewith.

                            ARTICLE 18

                           Condemnation

     SECTION 18.01. (a) if at any time during the term of this Lease or any renewal thereof, the whole or materially all of the Demised Premises shall be taken for any public or quasi-public purpose of any lawful power or authority by the exercise of the right of condemnation or eminent domain or by agreement between Landlord, Tenant and those authorized to exercise such right, this Lease, the term hereby granted, any rights of renewal hereof and any renewal terms hereof, shall terminate and expire on the date of such taking and the net rent, additional rent and other sum or sums of money and other charges herein reserved and provided to be paid by the Tenant shall be apportioned and paid to the date of such taking. As used in this paragraph, the term "materially all of the Demised Premises" shall be deemed to mean such portion of the Demised Premises, as when so taken, would leave remaining a balance of the Demised Premises which, due either to the area so taken or the location of the part so taken in relation to the part not so taken, would not under economic conditions, zoning laws or building regulations then existing or prevailing, readily accommodate a new building or buildings of a nature similar to the building or buildings existing upon the Demised Premises at the date of such taking and of floor area sufficient, together with buildings not taken in the condemnation, to permit the Demised Premises to reasonably be used by Tenant for its intended purposes. If there be any dispute with same, it shall be submitted to and determined by arbitration.

     (b) In the event of the taking of the whole or materially all of the Demised Premises, the award or awards shall belong to the Landlord.

     (c) The term "taking" as used in this paragraph 18 and as used in paragraph 19(a) is defined as the time when actual possession of the premises in whole or in part is taken by any lawful power or authority.

     (d) In the event of a condemnation as in this paragraph provided, the Tenant waives all claim for any value for its leasehold or lease.

     SECTION 18.02. (a) If during the term of this Lease, less than materially all of the Demised Premises shall be taken by virtue of eminent domain or be condemned for any public improvement, as above defined, this Lease shall continue in full force and effect as to the part not so taken, and an equitable abatement of net annual rent shall be made so that the net annual rental payable by the Tenant shall be in the proportion which the rental value of the area remaining after all repairs and restorations have been made bears to the rental value of the Demised Premises prior to the aforesaid taking, but said net annual rent shall not be reduced below the amount necessary to carry the then existing mortgages to which this lease is subordinate; and if an equitable abatement requires a greater reduction Landlord may terminate the Lease by at least thirty (30) days notice to Tenant mailed within sixty (60) days after the taking and in such case (i) the amount of the equitable abatement shall be in force until such termination and (ii) the awards shall be apportioned as provided in Section 18.01.
     (b) If the buildings and improvements now or hereafter erected on the Demised Premises shall be damaged or partially destroyed by any such taking of less than the whole or materially all thereof, Tenant shall give prompt notice thereof to Landlord and Tenant shall proceed with reasonable diligence to conduct any necessary demolition and to repair and restore, at Tenant's own cost and expense, any remaining part of said buildings and improvements not so taken so as to constitute such remaining part or parts thereof of a complete, rentable building in good condition and repair. Landlord agrees to make available to Tenant that portion, if any, of the condemnation award received by the Landlord to the extent required by Tenant for repairs and restoration of the leased premises as reimbursement to Tenant for costs and expenses actually incurred by Tenant in effectuating such repairs and restorations provided, however, that in no event shall Landlord be obligated to make available to Tenant any sum exceeding the amount actually received by the Landlord less all necessary and proper expenses paid or incurred by the Landlord in the condemnation proceedings and as a result thereof. Before the commencement of work necessary to repair and restore the building following a condemnation, Tenant shall comply with the requirements set forth in Article 11 of this Lease.

     (c) In the event of a condemnation as in this paragraph provided, where less than the whole or materially all of the Demised Premises shall be so condemned, the entire award for such condemnation shall belong to and be the property of the Landlord, without any claim on the part of the Tenant with respect thereto except as hereinabove set forth and Tenant waives all claim for any value for its leasehold except as hereinabove set forth.

     (d) If the Landlord and Tenant are unable to agree upon the amount of the rental deduction under subparagraph (a) of this paragraph within thirty
(30) days after such taking, then the matter shall be submitted to arbitration as provided in Article 27 hereof. Pending determination by agreement of the parties or by arbitration, rent shall be paid provisionally in the manner and at the rate provided in this Lease subject to adjustment upon the completion of such determination.

     SECTION 18.03. If the temporary use of the whole or any part of the Demised Premises shall be taken at any time during the term of this Lease or of any renewal hereof for any public or quasi-public purpose by any lawful power or authority, by the exercise of the right of condemnation or eminent domain, or by agreement between Tenant and those authorized to exercise such right, Tenant shall give prompt notice thereof to Landlord and the term of this Lease and of any renewal hereof shall not be reduced or affected in any way and Lessee shall continue to pay in full the net rent, additional rent and other sum or sums of money and charges reserved and provided to be paid by Tenant, but Tenant shall be entitled to, and shall, receive the entire award for such taking (whether paid by way of damages, rent or otherwise) unless the period of occupation and use by the sovereign shall extend beyond the termination of this Lease and of any renewals hereof, in which case the award made for such taking shall be apportioned between Landlord and Tenant as of the date of such termination. In any proceedings for such taking or condemnation Landlord shall have the right to intervene and participate in such proceeding; provided, however, that if such intervention shall not be permissible or permitted by the court, Tenant shall, at Tenant's expense, consult with Landlord, its attorneys and experts and make all reasonable efforts to cooperate with Landlord in the prosecution or defense of such proceedings. At the termination of any such use or occupation of the Demised Premises by the sovereign, Tenant will, at its sole cost and expense, repair and restore the buildings and improvements then upon the Demised Premises to the condition, as nearly as may be reasonably possible, in which the same were at the time of such taking, but Tenant shall not be required to make such repairs and restoration if the term of this Lease or of any renewal hereof shall expire prior to, or within one year after, the date of termination of the temporary use so taken, and in any such event Landlord shall be entitled to claim, sue for and recover from the sovereign all damages and awards therefor arising out of the failure of the sovereign so to repair and restore the buildings and improvements at the expiration of such temporary taking. Any recovery or sum received by Tenant as an award or compensation for physical damage to the premises caused by and during the temporary taking shall be deemed a trust fund held by the party who receives the same for the purpose of repairing or restoring such damage.

                            ARTICLE 19

         Covenants to Bind and Benefit Respective Parties

     SECTION 19.01. All of the covenants and agreements herein contained shall bind and inure to the benefit of Landlord, its legal representatives, successors and assigns, and Tenant, its legal representatives, successors, and assigns, except as otherwise provided herein.

                            ARTICLE 20

                Condition of and Title to Property

     SECTION 20.01. Tenant represents that the Demised Premises, the title thereto, the sidewalks and structures adjoining the same, any sub-surface conditions thereof, and the present occupancies, uses and non-uses thereof, are accepted by Tenant, in the condition or state in which they or any of them now are, without representation or warranty, express or implied in fact or by law, by Landlord and without recourse to Landlord, as to the title thereto, the nature, condition or useability thereof of the use or uses to which the Demised Premises or any part thereof may be put.

                            ARTICLE 21

               Assigning and Subletting; Mortgaging

     SECTION 21.01. Except as hereinafter specifically provided, Tenant, for itself, its successors and assigns, expressly covenants that it shall not assign, mortgage or encumber this Lease, nor underlet, or suffer or permit the Demised Premises or any part thereof to be used by others, without the prior written consent of Landlord in each instance. If this Lease be assigned, or if the Demised Premises or any part thereof be sublet or occupied by anybody other than Tenant, Landlord may, after default by Tenant, collect rent from the assignee, subtenant or occupant, and apply the net amount collected to the rent herein reserved, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of this covenant, or the acceptance of the assignee, subtenant or occupant, and apply the net amount collected to the rent herein reserved, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of this covenant, or the acceptance of the assignee, subtenant or occupant as tenant, or a release of Tenant from further performance by Tenant of covenants on the part of the Tenant herein contained. The consent of Landlord to an assignment or subletting shall not in any wise be construed to relieve Tenant from obtaining the express consent in writing of Owner to any further assignment of subletting. Notwithstanding anything herein to the contrary, Tenant shall have the right, without Landlord's consent to assign this Lease or sublet the demised premises, in whole or in part, to a wholly owned subsidiary.

                            ARTICLE 22

           Conditional Limitations - Default Provisions

     SECTION 22.01. If any one or more of the following events (hereinafter sometimes called "Events of Default") shall occur:

     (a)  If Tenant shall desert or abandon the Demised Premises; or

     (b) If this Lease or the estate of Tenant hereunder shall be transferred, assigned sublet or mortgaged to any other person or party without Landlord's prior consent, and Tenant shall fail to remedy or correct the same within fifteen (15) days after notice by Landlord; or

     (c) If default shall be made in the due and punctual payment of the net rent or additional rent payable under this Lease or any part thereof when and as the same shall become due and payable, and such default shall continue for a ;period of ten (10) days after notice by Landlord; or

     (d) If Tenant shall fail to deposit with the Landlord the real estate taxes assessed or imposed against the Demises Premises as provided by the provisions of Section 3.01 of Article 3, and any such default shall continue for a period of ten (10) days after notice by Landlord; or

     (e) If default shall be made by Tenant in the performance of or compliance with any of the other covenants, agreements, terms or conditions contained in this Lease, and such default shall continue for a period of thirty (30 days' after written notice thereof from Landlord to Tenant, provided, that if Tenant proceeds with due diligence during such thirty
(30) days' period to cure such default and is unable by reason of the nature of the work involved, to cure the same within the said thirty (30) days, its time to do so shall be extended for an additional period not to exceed the time necessary to cure the same, provided, however, that such extension of time shall not subject Landlord or Tenant to any liability, civil or criminal, and the interest of Landlord in this Lease of Demised Premises shall not be jeopardized by reason thereof; or

     (f) If at any time during the term hereby demised, there shall be filed by Tenant in any court pursuant to any statute, either of the United States or any State, a petition in bankruptcy or insolvency, or for reorganization, or for the appointment of a receiver or trustee of all or a portion of Tenant's property, or if Tenant makes an assignment for the benefit of creditors or petitions for or entering into an arrangement; or

     (g) If at any time during the term hereby demised, there shall be filed against Tenant in any court pursuant to any statute either of the Untied States or of any State, a petition in bankruptcy or insolvency, or for reorganization, or for appointment of a receiver or trustee of all or a portion of Tenant's property, and if within sixty (60) days after the commencement of any such proceedings against Tenant the same shall not have been dismissed; then and in any such event, Landlord may serve a written five (5) day notice of cancellation and termination of this Lease, and upon the expiration of said five (5) days, this Lease and the term thereunder shall end and expire as fully and completely as if the date of expiration of such five (5) day period were the day herein definitely fixed for the end and expiration of this Lease and the term thereof, and Tenant shall then quit and surrender to Landlord the Demised Premises and each and every part thereof, but Tenant shall remain liable as hereinafter provided.

     SECTION 22.02. Upon any such expiration or termination of this Lease, Tenant shall quit and peacefully surrender the Demised Premises to Landlord, and Landlord, upon or at any time after any such expiration or termination, may without further notice, enter upon and re-enter the Demised Premises and possess and repossess itself thereof, by force, summary proceedings, ejectment or otherwise; and may dispossess Tenant and remove Tenant and all other persons and property from the Demised Premises and may have, hold and enjoy the Demised Premises and the right to receive all rental income of and from the same.

     SECTION 22.03. At any time or from time to time after any such expiration or termination, Landlord may relet the Demised Premises or any part thereof, in the name of Landlord or otherwise, for such term or terms (which may be greater or less than the period which would otherwise have constituted the balance of the term of this Lease) and on such conditions (which may include concessions or free rent) as Landlord, in its uncontrolled discretion, may determine and may collect and receive the rent therefor. Landlord shall in no way be responsible or liable for any failure to relet the Demised Premises or any part thereof, or for any failure to collect any rent due upon any such reletting.

     SECTION 22.04. No such expiration or termination of this Lease shall relieve Tenant of its liability and obligations under this Lease, and such liability and obligations shall survive any such expiration or termination. In the event of any such expiration or termination, whether or not the Demised Premises or any part thereof shall have been relet, Tenant shall pay to the Landlord the net rent, additional rent and all other charges required to be paid by Tenant up to the time of such expiration or termination of this Lease, and thereafter Tenant, until the end of what would have been the term of this Lease in the absence of such expiration or termination, shall be liable to Landlord for, and shall pay to Landlord, as and for liquidated and agreed current damages for Tenant's default.

     (a) The equivalent of the amount of the net rent, additional rent and the other rent charges which would be payable under this Lease by Tenant if this Lease were still in effect, less

     (b) the net proceeds of any reletting affected pursuant to the provisions of Section 22.03 hereof, after deducting all Landlord's expenses in connection with such reletting, including without limitation, all repossession costs, brokerage commissions, legal expenses, reasonable attorneys' fees, alteration costs, and expenses of preparation for such reletting.

     Tenant shall pay such current damages (herein called "deficiency") to Landlord monthly on the days on which the net rent would have been payable under this Lease if this Lease were still in effect, and Landlord shall be entitled to recover from Tenant each monthly deficiency as the same shall arise. At any time after such expiration or any monthly deficiencies as aforesaid, Landlord shall be entitled to receive from Tenant, and Tenant shall pay to Landlord, on demand, as and for liquidated and agreed final damages for Tenant's default, an amount equal to the difference between the net rent and all additional rent reserved hereunder for the unexpired portion of the term demised and the then fair and reasonable rental value of the Demised Premises for the same period. In the computation of such damages the difference between any installment of rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the Demised Premises for the period for which such installment was payable shall be discounted to the date of termination at the rate of four percent (4%) per annum. If the Demised Premises or any part thereof by re-let by the Landlord for the unexpired term of said Lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such re-letting shall be deemed prima facie to be the fair and reasonable rental value for the part or the whole of the premises so re-let during the term of the re-letting. Nothing herein contained shall limit or prejudice the right of the Landlord to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

     SECTION 22.05. Tenant hereby expressly waives, so far as permitted by law, the service of any notice of intention to re-enter provided for in any statute, or in the institution of legal proceedings to that end, and Tenant, for and on behalf of itself and all persons claiming through or under Tenant also waives any and all right of redemption or re-entry or re-possession or to restore the operation of this Lease in case Tenant shall be dispossessed by a judgment or by warrant or any court or judge or in case of re-entry or re-possession by Landlord or in case of any expiration or termination of this Lease, Landlord and Tenant, so far as permitted by law, waive and will waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on any matters whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, Tenant's use or occupancy of said premises, or any claim or injury or damage. The terms "enter", "re-enter", "entry" or "re-entry", as used in this Lease are not restricted to their technical meaning.

     SECTION 22.06. No failure by either party to insist upon the strict performance of any covenant, agreement, term or condition of this Lease or to exercise any right or remedy consequent upon a breach thereof, and no acceptance of full or partial rent during the continuance of any such breach, shall constitute a waiver of any such breach or of such covenant, agreement, term or condition. No covenant, agreement, term or condition of this Lease to be performed or complied with by either party and no breach thereof, shall be waived, altered or modified except by a written instrument executed by the party charged with such waiver or modification. No waiver of any breach shall affect or alter this Lease, but each and every covenant, agreement, term and condition of this Lease shall continue in full force and effect with respect to any other then existing or subsequently breach thereof.

     SECTION 22.07. In the event of any breach or threatened breach by either party of any of the covenants, agreements, terms or conditions contained in this Lease, the other party shall be entitled to enjoin such breach or threatened breach and shall have the right to invoke any right and remedy allowed at law or in equity or by statute or otherwise as though the remedies specified in the Lease were not provided for therein.

     SECTION 22.08. Each right and remedy of Landlord and Tenant provided for in this lease shall be cumulative and shall be in addition to every other right or remedy provided for in this Lease or now or hereafter existing at law or in equity or by statute or otherwise, and the exercise or beginning of the exercise by either party of any one or more of the rights or remedies provided for in this Lease or now or hereafter existing at law or in equity or by statute or otherwise shall not preclude the simultaneous or later exercise by such party of any or all other rights or remedies provided for in this Lease or now or hereafter existing at law or in equity or by statute or otherwise.

                            ARTICLE 23

                Certificates by Landlord and Tenant

     SECTION 23.01. Tenant agrees at any time and from time to time upon not less than twenty (20) days' prior notice by landlord to execute, acknowledge and deliver to Landlord a statement in writing and certifying that this Lease is unmodified and in full force and effect (or if there have been modifications, that the same is in full force and effect as modified and stating the modifications), and the dates to which the net rent and other charges have been paid in advance, if any, and stating whether or not to the best knowledge of the signer of such certificate Landlord is in default in performance of any covenant, agreement or condition contained in this Lease and, if so, specifying each such default of which the signer may have knowledge, it being intended that any such statement delivered pursuant to this Section may be relied upon by any prospective purchaser of the fee or any mortgagee thereof or any assignee of any mortgage upon the fee of the Demised Premises.

     SECTION 23.02. Landlord agrees at any time and from time to time upon not less than twenty (20) days' prior notice by Tenant to execute, acknowledge and deliver to Tenant a statement in writing certifying that this Lease is unmodified and in full force and effect (or if there shall have been modifications, that the same is in full force and effect as modified and stating the modifications), and the dates to which the net rent and other charges have been paid in advance, if any, and stating whether or not to the best knowledge of the signer of such certificate Tenant is in default in performance of any covenant, agreement or condition contained in this Lease and, if so, specifying each such default of which the signer may have knowledge, it being intended that any such statement delivered pursuant to this Section may be relied upon by any prospective assignee of the Tenant's interest in this Lease or any mortgagee thereof or any assignee of any mortgage upon the leasehold estate hereby created.

                            ARTICLE 24

                Invalidity of Particular Provisions

     SECTION 24.01 If any term or provision of this Lease or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Lease or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

                            ARTICLE 25

                              Notices

     SECTION 25.01. All notices, demands and requests required under this Lease shall be in writing. All such notices, demands and requests shall be deemed to have been properly given if served personally, or if sent by United States certified or registered mail, postage prepaid. Notices to Tenant shall be sent to:

Notices to Landlord shall be sent to:

or to such other persons and addresses as Landlord and Tenant may from time to time designate by written notice addressed to one another.

     SECTION 25.02. Notices, demands and requests which shall be served by registered or certified mail upon Landlord, or Tenant, or any Leasehold Mortgage in the manner aforesaid, shall be deemed sufficiently served or given for all purposes hereunder at the time such notice, demand or request shall be mailed by United States certified or registered mail as aforesaid in any Post Office or Branch Post Office regularly maintained by the United States Government in the State of New York.

                            ARTICLE 26

             Quiet Enjoyment - Conveyance by Landlord

     SECTION 26.01. Tenant, upon paying the net rent and all additional rent and other charges herein provided for and observing and keeping all covenants, agreements and conditions of this Lease on its part to be kept, shall quietly have and enjoy the Demised Premises during the term of this Lease without hindrance or molestation by anyone claiming by, or through Landlord, subject, however, to the exceptions, reservations and conditions of this Lease, and the fee mortgages to which this Lease shall be subject and subordinate.

     SECTION 26.02. In case Landlord hereto or any successor owner of the Demised Premises shall convey or otherwise dispose of the Demised Premises and turn over to the transferee any funds held by it hereunder in which the Tenant has an interest hereunder, all liabilities and obligations on the part of Landlord or successor owner as Landlord under this Lease accruing after such conveyance or disposal shall terminate upon such conveyance or disposal, and thereupon all such liabilities and obligations shall be binding upon the new owner of the Demised Premises.

     SECTION 26.03. If the Landlord, or any successor in interest, shall be an individual, joint venture, tenancy in common, firm or partnership, general or limited, it is specifically understood and agreed that there shall be no personal liability on such individual, or the members of that firm, partnership or joint venture, in respect to any of the covenants or conditions of this Lease, except that such individuals shall not be relieved of any obligation in this Lease for the application of deposits made by the Tenant for the real estate taxes or insurance or other specific payments to be made by landlord. Except as provided in the preceding sentence, in the event of any breach of the Lease each party shall look for the satisfaction of its remedies solely to the equity of the other party in the Demised Premises or leasehold estate, as the case may be.

                            ARTICLE 27

                            Arbitration

     SECTION 27.01. In any case in which it is expressly provided by the terms of this Lease that any matter be settled or determined by arbitration, then any such controversy, claim or dispute shall be settled by arbitration held in the City of New York in accordance with the rules then obtaining of the American Arbitration Association, and judgment upon the award rendered may be entered in any court having jurisdiction thereof.

                            ARTICLE 28

                      Waiver of Trial by Jury

     SECTION 28.01. It is mutually agreed by and between Landlord and Tenant that the respective parties hereto shall, and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other (except for personal injury or property damage) on any matters whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, Tenant's use and occupancy of the Demised Premises, and any emergency statutory or other statutory remedy. It is further mutually agreed that in the event Landlord commences any summary proceedings for possession of the Premises hereto, it shall not interpose in any counterclaim of whatever nature or description in any such proceeding.

                            ARTICLE 29

                           Tax Deposits

     SECTION 29.01. The Tenant shall, at the election of the Landlord, given at any time and/or from time to time, deposit with the Landlord on the same date that monthly installments of rent are due and payable, a sum equal to one-twelfth of Tenant's share of real estate, school, village, and town taxes assessed or imposed against the Demised Premises by the appropriate tax authorities having jurisdiction over the Demised Premises. All such deposits shall be deposited in a separate special bank account (hereinafter referred to as the "Tax Account"). It is agreed that if by the terms of any fee mortgage to which this Lease is subordinate, the Landlord is required to deposit with such mortgagee any real estate taxes, then Landlord shall make such deposits with such mortgagee out of the moneys deposited by the Tenant with such mortgagee out of the moneys deposited by the Tenant with the Landlord for such purpose and upon payment of such taxes by the Landlord herein to the said mortgagee, the Landlord shall be relieved and released from the provisions hereof. At least ten
(10) days after the date when such taxes become due and payable, and provided Landlord has received from the Tenant sufficient moneys to pay such taxes, Landlord shall pay the same and shall promptly forward to the Tenant receipted bill showing such payment. In the event that the amount of such taxes assessed or imposed against the Demised Premises has not been definitely ascertained at the time when any such deposit should be made, Tenant shall make the deposit based upon the amount of such taxes as assessed or imposed against the Demised Premises for the preceding year subject to the adjustment as and when the amount of such taxes is ascertained. If at the time when such taxes become due and payable Tenant has deposited an insufficient amount to pay the same, Tenant shall forthwith upon demand deposit any deficiency with the Landlord so that such taxes may be paid without penalty. If Tenant shall have deposited more than sufficient funds to pay the same, the excess shall forthwith be refunded by Landlord to Tenant. In the event that Landlord shall fail to pay any such taxes as provided herein and provided that the Landlord has received from Tenant sufficient moneys for the purpose of paying the same, Tenant may, at its option, pay the same and anything elsewhere herein notwithstanding deduct the amount so paid, with interest thereon at the rate of 12% per annum from the date of such payment from the next installment of net rent payable under this Lease. Landlord shall give Tenant notice of each payment of tax within ten (10) days after the due date thereof, and failure to give such notice shall be deemed non-payment for the purpose of permitting the Tenant to cure such default as provided for in this Lease.

                            ARTICLE 30

                 Definition of Certain Terms, etc.

     SECTION 30.01. For purposes of this Lease, unless the context otherwise requires:

          (a) The term "Demised Premises" shall mean the land as described in Article 1 hereof, together with any buildings or improvements now or hereafter erected thereon and any replacements thereof, including without limitation all machinery, dynamos, equipment, motors, elevators, heating and hot water boilers, heating and hot water systems, plumbing fixtures, equipment and systems, gas, steam, water and electrical fittings, fixtures and equipment, radiators, air conditioning units, ducts and equipment, all lighting fixtures, and decoration and landscaping, said improvements herein referred to as "personal property".

          (b) The term "Fee Mortgage" shall mean a mortgage on the fee title, or reversionary interest and estate of the Landlord in and to the Demised Premises, placed pursuant to Article 4 hereof, and shall be deemed to include a Trust Indenture under which such fee title or reversionary interest and estate shall have been mortgaged. The term "Fee Mortgagee" shall mean the mortgagee under any such mortgage and shall be deemed to include the Trustee under any such Trust Indenture.

          (c) The term "Landlord" as used in this Lease shall be deemed to include the plural and means only the fee owner for the time being of the land and building constituting the Demised Premises so that in the event of any transfer or sale of the said Demised Premises, and the turning over by the Landlord to its successor in interest of all funds held by it hereunder in which Tenant has an interest, the said Landlord shall be and hereby is entirely freed and relieved of all covenants and obligations of Landlord hereunder, and it shall be deemed and construed without further agreement between the parties of their successors in interest that the transferee or purchaser has assumed and agreed to carry out any and all of the covenants and obligations of the Landlord hereunder.

          (d) The term "Tenant" shall mean the person at the time in possession of the Demised Premises pursuant to the terms of this Lease and shall be deemed to include the plural.

          (e) The term "subtenant" shall mean any tenant or licensee of space in or on the Building (other than Tenant); the term "sublease" shall mean any lease or other agreement for the use or occupancy of such space; and the term "sub-rent" shall means any rent or other charge for such use or occupancy.

          (f) Any reference herein to the termination of this Lease shall be deemed to include any termination hereof by expiration, or pursuant to
Article 17, 18 or 22 hereof, or otherwise.

          (g) The term "unavoidable delays" shall mean delays due to strikes, acts of God, the provisions of any Federal, State or Municipal laws and regulations, or the decision or judgment of any court of competent jurisdiction, inability to obtain labor or materials, governmental restrictions, enemy action, weather, civil commotion, fire, unavoidable casualty or similar causes beyond the control of Tenant.

          (h) The term "person" shall mean and include an individual, corporation, partnership, unincorporated organization or government or any agency or political subdivision thereof.

     SECTION 30.02. The captions of this Lease are for convenience and reference only and in no way define, limit or describe the scope or intent of this Lease nor in any way affect this Lease.

     SECTION 30.03. The table of contents preceding this Lease under the same cover is for the purpose of convenience and reference only and is not to be deemed or construed in any way as part of this Lease, nor as supplemental thereto or amendatory thereof.

     SECTION 30.04. This Lease shall be construed and enforced in accordance with the laws of the State of New York.

     SECTION 30.05. Upon the execution and delivery hereof, this instrument shall constitute the entire lease between the Landlord and Tenant for the Demised Premises and any existing Lease shall be deemed modified, merged and superseded by the terms of this agreement. This Lease cannot be changed orally but only by an agreement in writing and signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

                            ARTICLE 31

                    Additional Demised Premises

     SECTION 31.01. Landlord agrees to complete the construction of a building on the property, described in Exhibit A-1, substantially in accordance with plans to be agreed upon between the parties. The said building shall contain approximately 16,000 square feet and is hereinafter referred to as the "Additional Demised Premises". Upon notice from landlord to Tenant the completion of the construction and the issuance of a certificate of occupancy for the building (temporary or permanent) (the "Completion Date"), to said building shall be deemed part of the Demised Premises subject to all of the terms of this Lease, except that

          (a)  The net annual rental shall be increase as follows:

               (i) the net annual rental from the Completion Date to the end of the next twelve calendar months shall be an amount equal to the actual footage in the Additional Demised Premises (calculated from the outside of all perimeter walls) as determined by Landlord's architect, multiplied by seven ($7) dollars.

               (ii) the net annual rental during each succeeding twelve month period and until the expiration of the fifth Lease year of the originally demised premises shall be an amount equal to the net annual rental payable during each preceding twelve month period multiplied by three (3%) percent.

               (iii) The net annual rental from the sixth Lease Year and until the expiration of the term shall be determined in the same manner as described in Exhibit B.

          (b) Tenant shall notify Landlord within thirty (30) days after the delivery of the additional premises of any incomplete or open items of work ("punch list") and Landlord shall promptly complete such punch list items in a manner as not to unreasonably interfere with the operation of Tenant's business.

          (c) Landlord shall assign to Tenant all guarantees of workmanship and materials for the Additional Demised Premises. Tenant shall look only to the guarantor for any damages Tenant may sustain by reason of any defect in workmanship or materials. In no event shall Landlord be liable to Tenant for any damages which Tenant for any damages which Tenant may sustain by reason of any defect in the design, workmanship or materials, installed in or furnished for the Additional Demised Premises.

     IN WITNESS WHEREOF the parties have executed this Lease.


                              By:


                              By:

                             EXHIBIT A

                         DEMISED PREMISES

ALL that certain plot, piece or parcel of land, with the buildings and improvements thereon erected, situate, lying and being in the Incorporated Village of Valley Stream, Town of Hempstead, County of Nassau, State of New York, bounded and described as follows:

BEGINNING at a corner formed by the intersection of the new southerly side of Merrick Road, with the easterly side of Montgomery Street;

RUNNING THENCE south 66 degrees 49 minutes 13 seconds east along the new southerly side of Merrick Road, 255.88 feet;

THENCE south 20 degrees 18 minutes 50 seconds west, 157.89 feet to land now or formerly of Joseph and Louise Buscher;

THENCE along land now or formerly of Joseph and Louise Buscher, the following two courses and distances:

1)   North 71 degrees 01 minutes 09 seconds west, 81.09 feet;

2)   North 66 degrees 38 minutes 50 seconds west, 121.78 feet;

THENCE south 20 degrees 02 minutes 50 seconds west, 10.60 feet;

THENCE north 62 degrees 06 minutes 10 seconds west, 80.90 feet to the easterly side of Montgomery Street;

THENCE north 29 degrees 53 minutes 50 seconds east along the easterly side of Montgomery Street, 168.41 feet to the corner at the point or place of BEGINNING.

                            EXHIBIT A-1

                    ADDITIONAL DEMISED PREMISES

ALL that certain plot, piece or parcel of land, with the buildings and improvements thereon erected, situate, lying and being in the Incorporated Village of Valley Stream, Town of Hempstead, County of Nassau, State of New York, bounded and described as follows:

BEGINNING at a point on the new northerly line of Merrick Road, distant
198.18 feet easterly from the corner formed by the intersection of the said northerly line of Merrick road and the easterly line of Montgomery Street, said point of beginning being at the easterly side of land now or formerly of John W. Gathard, and from said point of beginning;

RUNNING THENCE along said northerly side of Merrick Road south 68 degrees 33 minutes 40 seconds east, 251.68 feet to a point;

THENCE north 26 degrees 48 minutes east, 90.99 feet to a point;

THENCE north 67 degrees 54 minutes west, 250.67 feet to land now or formerly of Gathard;

THENCE along said land south 27 degrees 15 minutes 28 seconds west, 93.96 feet to a point on the said northerly line of Merrick Road at the point or place of BEGINNING.

                             EXHIBIT B

                         NET ANNUAL RENTAL

I.   The net annual rental for the term shall be as follows:

     (1) For the period from the Commencement Date until December 31, 1987 at the rate of $206,800 per annum;

     (2) For the period from January 1, 1988 to December 31, 1988 at the rate of $213,000;

     (3) For the period from January 1, 1989 to December 31, 1989 at the rate of $219,395;

     (4) For the period from January 1, 1990 to December 31, 1990 at the rate of $225,975;

     (5) For the period from January 1, 1991 to December 31, 1991 at the rate of $232,750; and

     (6) For the period from January 1, 1992 to December 31, 1992 (the "sixth lease year") the net annual rent shall be the fair market value (exclusive of any additional rent payable by Tenant) of the Demised Premises determined as hereinafter provided as of a date three months prior to the commencement of such sixth lease year.

          Landlord shall notify Tenant in writing of Landlord's reasonable estimate of the fair annual net market rental value of the Demised Premises for the sixth lease year three months prior to the commence thereof. Such estimate shall take into consideration the size and nature of the Demised Premises as if the same were operated in a high-class manner for its intended purpose. Tenant shall have ten days from the date of Landlord's notice in which to accept the same. If Tenant shall fail to accept Landlord's estimation of the annual fair market rental value for the sixth lease year and the parties have not agreed upon the same within ten days after Landlord's notice then such annual market rental value shall be determined by appraisal as follows: within ten days thereafter Landlord and Tenant shall each designate the arbitrator and shall notify the other party of such designation. The two arbitrators so chosen shall meet within ten days of their appointment and if within twenty days from their appointment the two arbitrators shall not agree upon a determination in accordance with the provisions of this paragraph they shall together appoint a third arbitrator. If the two arbitrators cannot agree upon the appointment of a third arbitrator within ten days after such twenty-day period then either party, on behalf of both and on notice to the other, may request such appointment by the American Arbitration Association (or any successor organization) shall fail to appoint the third arbitrator within ten days after such twenty-day period then either party, on behalf of both and on notice to the other, may request such appointment by the American Arbitration Association (or any successor organization) in accordance with its then prevailing rules. If the American Arbitration Association (or any successor organization) shall fail to appoint the third arbitrator within ten days after such request is made then either party may apply on notice to the other to the Supreme Court in the county in which the Demised Premises are located for the appointment of such third arbitrator.

          Each arbitrator selected as herein provided shall have at least five years experience in the leasing or management of similarly situated properties.

          Each party shall pay the fees and expenses of the arbitrator selected by it. The fees and expenses of the third arbitrator and all other expenses (including attorneys' fees, witness fees and similar expenses of the parties shall be borne separately by each of the parties) of the arbitrator shall be borne equally by the parties.

          The majority of the arbitrators shall determine the fair annual net market rent value for the sixth year of the lease term.

          In no event shall the net annual rental for the sixth lease year be less than the net annual rental for the immediately preceding calendar year.

     (7) For each of the four next succeeding calendar years the net annual rental payable in the immediately preceding lease year by an amount equal to the net annual rental payable during each of the immediately preceding calendar year multiplied by three (3%) percent.

The rent with respect to the additional Demised Premises is more particularly set forth in Article 31 hereof.

     This lease amendatory agreement (the "Lease Amendment"), made this _____ day of July, 1996, between and among JNR REALTY COMPANY, a New York partnership, having an office in care of David W. Bernstein, 14 Aliso Road, Carmel Valley, CA 93924-9442 (hereinafter referred to as "Landlord"), STROBER LONG ISLAND BUILDING SUPPLY CENTERS, INC. (hereinafter referred to as "Tenant"), and THE STROBER ORGANIZATION, INC. (hereinafter referred to as "Guarantor").

     WHEREAS:

     A. Landlord and Tenant entered into a lease dated November 7, 1986 (the "Lease"), which by its terms is to expire on December 31, 1996;

     B. Guarantor entered into a guarantee of the Lease dated December 1986 (the "Guaranty");

     C. The parties hereto desire to extend the terms of the Lease and the Guaranty for a further period of ten (10 years until December 31, 2006 (the "Extended Termination Date"), pursuant to the terms, conditions and provisions as hereinafter set forth;

     NOW, THEREFORE, THE PARTIES HERETO MUTUALLY AGREE AS FOLLOWS:

     1. All the terms, provisions and conditions of the Lease shall continue without modification or amendment for ten (10) years until the extended Termination Date (hereinafter, the "Extended Term"), except as may hereinafter be provided.

     2. Exhibit B to the Lease is hereby deleted in its entirety and the following substituted in its place and stead:

                            "EXHIBIT B
                         "NET ANNUAL RENT

     "The net annual rental for the Demised Premises and the Additional Demised Premises for the period from January 1, 1997 (hereinafter, the "Extended Commencement Date"), to and until December 31, 2006 (hereinafter the "Extended Termination Date") shall be as follows:

     "(1). The rent for the initial period of five (5) years from the Extended Commencement Date to and until December 31, 2001, shall be at the rate of Four Hundred and Three Thousand Eight Hundred and Fifty and 76/100 ($403,850.76) Dollars per annum, payable monthly on the first day of the month in advance at the rate of Thirty Three Thousand Six Hundred Fifty Four and 23/100 ($33,654.23) Dollars (hereinafter, the "Basic Rent");
     "(2). As of January 1, 2002 (hereinafter, the "First Calculation Date"), the Basic Rent shall be increased by the increase in the Consumer Price Index (hereinafter, the "CPI") as presently published by the United States Department of Labor. In making the determination of said increase, the CPI as of the Extended Commencement Date will be compared to the CPI as of the First Calculation Date, and the increase in such index, from and between the said two dates, expressed both as a fraction of and as a percentage rate increase of the CPI as of the Extended Commencement Date, shall be applied to the Basic Rent, to determine the increase in the Basic Rent for the year from January 1, 2002 to December 31, 2002. In no event shall the Basic Rent ever be reduced.

     "For example, if the CPI as of January 1, 1997, is 1000 and the CPI as of the First Calculation Date is 1104, then the increase in the CPI between the two dates is 104, the fraction is 104/1000 and the percentage of increase is 10.4%, and, as so expressed, said increase shall result in an increase in the Basic Rent for the year of 2002 to Four Hundred Forty Five Thousand Eight Hundred Fifty One and 24/100 ($445,851.24) Dollars, payable monthly on the first day of the month in advance at the rate of Thirty Seven Thousand One Hundred Fifty Four and 27/100 ($37,154.27) Dollars.

     (3). As of January 1, 2003, and as of each anniversary thereof during the Extended Term (hereinafter, each, a "Subsequent Calculation Date," and all such calculation dates and the First Calculation Date, collectively being "Calculation Dates"), the Basic Rent paid in the prior calendar year (for January 1, 2003, the rent paid in 2003 shall be used, for January 1, 2004, the rent paid in 2003 shall be used, etc.) shall be increased by the increase in the CPI from the preceding Calculation Date to the Subsequent Calculation Date for the year. In making the determination of said increase, the CPI as of the year-earlier Calculation Date will be compared to the CPI as of the following Subsequent Calculation Date, and the increase in such index, from and between the said two dates, expressed both as a fraction of and as a percentage rate increase of the CPI as of the Calculation Date for the preceding calendar year, shall be applied to the Basic Rent paid for the preceding calendar year, to determine the increase in the Basic Rent for the year from January 1, 2003 to December 31, 2003. In no event shall the Basic Rent, once increased, ever be reduced.

     "For example: If the CPI as of January 1, 2002, is 1,104 and the CPI as of January 1, 2003, is 1126, then the increase in the CPI between the two dates is 22, the fraction is 22/1000 and the percentage of increase is 2%, and, as so expressed, said increase shall result in an increase from the above Basic Rent to the Basic Rent for the year of 2003 to Four Hundred Fifty Four Thousand Seven Hundred Sixty Eight and 26/100 ($454,768.26) Dollars, payable monthly on the first day of the month in advance at the rate of Thirty Seven Thousand Eight Hundred Ninety Seven and 36/100 ($37,897.36) Dollars."

     3. Exhibit C to the Lease is hereby deleted in its entirety and the following substituted in its place and stead.

                            "EXHIBIT C
                           "IMPOSITIONS

     "Landlord shall only the required to pay in each calendar year up to the sum of One Hundred Thousand ($100,000) Dollars of all Impositions imposed on the Demised Premises and the Additional Demised Premises. Accordingly, Tenant's share of Impositions for each calendar year during the Extended Term of the Lease shall be the entire amount of all Impositions imposed on the Demised Premises and the Additional Demised Premises in excess of said limit."

     4.  Article 31 of the Lease is hereby deleted in its entirety.

     5. Guarantor, by executing this Lease Amendment, confirms that the Guaranty is amended by this provision and renewed in all respects as herein provided. The Guaranty shall continue to be effective until the Extended Termination Date to guarantee, absolutely and unconditionally, to Fleet Bank (formerly the National Westminster Bank) and to Landlord, their successors and assigns, full and prompt payment and performance of any and all obligations and liabilities o Tenant under the Lease, as renewed, including, without limitations, payment of all rental thereunder, together with all attorneys' fees, costs and expenses of collections incurred by said creditors in connection with the enforcement of this Guaranty.

     6. Except as so modified and amended, the Lease and the Guaranty are hereby confirmed in all respects.















     IN WITNESS WHEREOF, the parties hereto have executed this Lease
Amendment.

                              JNR REALTY COMPANY
                              By:  Strober Enterprises Company

                              By:  _____________________________
                                        Sue Strober, Partner

                              STROBER LONG ISLAND BUILDING SUPPLY
                                 CENTERS, INC.

                              By:  _____________________________
                                             President

                              THE STROBER ORGANIZATION, INC.

                              By:  _____________________________
                                             President