Form 10-Q
period 1996-09-30
STROBER ORGANIZATION INC
filed 1996-11-12
CIK 803515

Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT  OF 1934

                     For Quarter Ended September 30, 1996

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

                            Yes   X        No _____

 COMMON STOCK $.01 PAR - SHARES ISSUED AND OUTSTANDING AT NOVEMBER 11, 1996 -
                                   5,027,447
 (Number of shares outstanding of each class of the Registrant's Common Stock)

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                                     INDEX



                                                                   PAGE

Face Sheet............................................................1

Index.................................................................2

Part I     Financial Information

   Item 1. Financial Statements

           Consolidated Balance Sheets as of
           September 30, 1996 and December 31, 1995...................3

           Consolidated Statements of Operations for the
           Three Months Ended September 30, 1996 and 1995.............4

           Consolidated Statements of Operations
           for the Nine Months Ended September 30, 1996
           and 1995...................................................5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1996 and 1995......6

           Notes to Consolidated Financial Statements.................7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.................................................8

Part II    Other Information.........................................12

Part III   Exhibits and Reports on Form 8-K..........................14

Signature............................................................15

                    PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                The Strober Organization, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                  (In Thousands)
   ASSETS                                                  SEPT. 30,            DEC. 31,
                                                             1996                  1995
Current assets:
   Cash                                                       $4,553             $6,007
   Accounts receivable, net of allowance for                  21,988             15,907
   doubtful accounts of $3,162 and $2,321 in
   1996 and 1995, respectively
   Inventory                                                  12,880             10,305
   Deferred income taxes                                         921                921
   Other current assets                                          536                347
Total current assets                                          40,878             33,487
Property and equipment, net                                    5,513              3,627
Goodwill, net of accumulated amortization of                   6,569              6,726
$1,817
  and $1,660 in 1996 and 1995, respectively
Other assets                                                     771                704
Total assets                                                 $53,731            $44,544
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of long-term debt                       $725               $908
   Revolving line of credit                                        -                  -
   Accounts payable                                            8,982              4,738
   Accrued expenses and taxes                                  5,186              4,150
Total current liabilities                                     14,893              9,796
Long-term debt, less current installments                      2,669              1,224
Total liabilities                                             17,562             11,020
Stockholders' equity:
   Preferred stock, $.01 par value, 1000 shares                   --                 --
     authorized and unissued
   Common stock, $.01 par value, 20,000 shares                    52                 52
     authorized; issued:  5,218 and 5,027
   outstanding
     in 1996 and issued 5,178 and outstanding
   4,987 in
     1995
   Additional paid-in capital                                  7,099              7,029
   Retained earnings                                          29,801             27,189
   Less:  Treasury stock at cost, 191 shares in                 (783)              (746)
   1996
     and 1995
Total stockholders' equity                                    36,169             33,524
Total liabilities and stockholders' equity                   $53,731            $44,544

     See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                Three Months Ended September 30, 1996 and 1995




(In thousands, except per share data)                            1996                           1995
Net sales                                                       $41,789                         $33,864
Cost of goods sold                                               31,135                          24,821
Gross profit                                                     10,654                           9,043
Selling, general and administrative                               8,141                           7,207
expenses
Income from operations                                            2,513                           1,836
Other income (expense)
Interest expense                                                   (65)                             (58)
Interest income                                                     123                             135
Equity in earnings of joint venture                                  86                               -
Gain on sale of fixed assets and other                              101                               8
income
Net income before income taxes                                    2,758                           1,921
Provision for income taxes                                        1,158                             787
Net income                                                       $1,600                          $1,134
Net income per share                                              $0.31                           $0.21
Weighted average number of shares                                 5,170                           5,358
outstanding


          The computation of fully diluted earnings per share does not materially differ from that presented above.

     See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                 Nine Months Ended September 30, 1996 and 1995




(In thousands, except per share data)                          1996                           1995
Net sales                                                      $100,898                     $96,066
Cost of goods sold                                               74,222                      70,824
Gross profit                                                     26,676                      25,242
Selling, general and administrative                              22,849                      21,433
expenses
Income from operations                                            3,827                       3,809
Other income (expense)
Interest expense                                                  (156)                        (170)
Interest income                                                     355                         325
Equity in earnings of joint venture                                 182                           -
Gain on sale of fixed assets and other                              294                          36
income
Net income before income taxes                                    4,502                       4,000
Provision for income taxes                                        1,891                       1,640
Net income                                                       $2,611                      $2,360
Net income per share                                                 $0.51                    $0.45
Weighted average number of shares                                     5,159                   5,264
outstanding


          The computation of fully diluted earnings per share does not materially differ from that presented above.

     See accompanying notes to consolidated financial statements.

                The Strober Organization, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1996 and 1995
                                (In thousands)


                                                                   1996                     1995
Cash flows from operating activities:
   Net income                                                       $2,611                   $2,360
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                     1,097                    1,004
   Provision for estimated losses on accounts                          598                      651
     receivable
Changes in operating assets and liabilities:
   Accounts receivable                                              (6,679)                  (1,903)
   Inventory                                                        (2,575)                    (952)
   Other assets                                                       (269)                      14
   Accounts payable                                                  4,244                    1,202
   Accrued expenses and taxes                                        1,038                      702
Net cash provided by operating activities                               65                    3,078
Cash flows from investing activities:
   Additions to property and equipment, net                           (690)                    (465)
Cash flows from financing activities:
   Repayment of long-term debt                                        (862)                  (1,278)
   Proceeds from exercise of stock options                              70                       17
   Purchase of treasury stock                                          (37)                       -
Net cash (used by) financing activities                               (829)                  (1,261)
Net (decrease) increase in cash                                     (1,454)                   1,352
Cash at beginning of period                                          6,007                    3,890
Cash at end of period                                               $4,553                   $5,242




      See accompanying notes to consolidated financial statements

                THE STROBER ORGANIZATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) UNAUDITED STATEMENTS

   The accompanying unaudited consolidated financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995.

   Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 financial statements. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

(2) PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated.

(3) STATEMENTS OF CASH FLOWS-SUPPLEMENTAL DISCLOSURES

   Schedule of amounts paid for interest, income taxes and capital lease obligations.

In thousands
                                        1996                1995
   Interest paid                        $117                $137
   Income taxes paid                  $1,135                $500
   Capital lease obligations          $2,123              $1,074
     incurred for purchase
     of equipment

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


The following table sets forth certain income statement amounts expressed as a percentage of sales:

                                        Three              Three               Nine             Nine
                                       Months             Months              Months           Months
                                        Ended              Ended               Ended            Ended
                                       9/30/96            9/30/95             9/30/96          9/30/95
Net sales                                100.0%              100.0%              100.0%          100.0%
Cost of goods sold                        74.5%               73.3%               73.6%           73.7%
Gross profit                              25.5%               26.7%               26.4%           26.3%
SG&A expenses                             19.5%               21.3%               22.6%           22.3%
Income from operations                     6.0%                5.4%                3.8%            4.0%
Other income (expense)                      .6%                 .3%                 .7%             .2%
Net income before income                   6.6%                5.7%                4.5%            4.2%
taxes
Provision for income taxes                 2.8%                2.3%                1.9%            1.7%
Net income                                 3.8%                3.4%                2.6%            2.5%


RESULT OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 1995

Net sales for the quarter ended September 30, 1996 increased by $7.9 million (23%) compared to the same period in 1995. The increase in sales is primarily the result of increased construction activity experienced in the Company's marketing regions.

Gross profit increased by $1.6 million (18%) in the third quarter of 1996 as compared to the same period in 1995 due to the higher sales volume. Gross profit as a percentage of sales decreased from 26.7% to 25.5% in the third quarter of 1996 compared to the same period in 1995.

Selling, general and administrative expenses increased by $934,000 (13%) in the third quarter of 1996 compared to the same period in 1995.

The following table shows the components of the SG&A expenses:

                                    THREE MONTHS ENDED

     IN THOUSANDS                    9/30/96   9/30/95
     Delivery                         $3,218    $2,784
     Selling                           1,213     1,078
     Administrative                    3,710     3,354
                                      $8,141    $7,207

The increase in delivery expenses of $434,000 resulted from increases in variable delivery labor and trucking costs. Selling expenses increased by $135,000 resulting from higher sales salaries. Administrative expenses increased by $365,000 primarily due to higher legal fees and administrative salaries. The increase in administrative costs was partially offset by reductions in insurance and health insurance costs.

Other income-equity in earnings of joint venture of $86,000 represents the Company's 50% ownership share of the earnings of Architectural Wall Systems LLC (formed October 1995) for the three month period ended September 30, 1996.
Gain on sale of fixed assets and other income increased by $93,000 in the third quarter of 1996 due primarily to a reduction of an accrued litigation liability. Such litigation was settled in the third quarter of 1996.

Income from operations increased $677,000 in the third quarter of 1996 to $2,513,000 compared to $1,836,000 in the same period in 1995. This increase resulted primarily from higher gross margin dollars resulting from higher sales volume and was partially offset by higher operating expenses. Net income before taxes increased $837,000 in the 1996 third quarter to $2,758,000 compared to $1,921,000 in the same period in 1995 due to increased operating income and higher other income.

The net income for the third quarter of 1996 reflects an income tax provision of $1,158,000 compared to a provision of $787,000 for the same period in 1995. Net income for the third quarter ended September 30, 1996 increased $466,000 to $1,600,000 compared to $1,134,000 in the same period in 1995.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995


Net sales for the nine month period ended September 30, 1996 increased by $4.8 million (5%) compared to the same period in 1995 due to an increase in construction activity in the Company's marketing regions. The nine month sales growth was partially offset by the $5.1 million decline in sales during the first quarter of the year due to the extremely harsh weather conditions experienced in 1996 compared to 1995.

Gross profit increased by $1.4 million (6%) in the first nine months of 1996 as compared to the same period in 1995 due to the increased sales volume. Gross profit as a percentage of sales was 26.4% during the first nine months of 1996 compared to 26.3% in the same period in 1995.

Selling, general and administrative expenses increased by $1.4 million (7%). The following table shows the components of the SG&A expenses.

                                     NINE MONTHS ENDED

     IN THOUSANDS                    9/30/96   9/30/95
     Delivery                         $8,967    $8,236
     Selling                           3,342     3,117
     Administrative                   10,540    10,080
                                     $22,849   $21,433


Delivery expenses increased $731,000 due primarily to higher facility rent, delivery labor and trucking costs. Selling expenses increased by $225,000 due to higher selling salaries and related expenses partially reduced by lower advertising costs. Administrative expenses increased $460,000 due primarily to higher legal fees, administrative salaries, facility costs and partially reduced by lower insurance, health insurance costs and bad debt provisions.

Other income (expenses) increased $484,000 in the nine month period ended September 30, 1996 compared to the 1995 period. This increase is primarily attributed to the equity in earnings of the Company's joint venture in Architectural Wall Systems LLC (formed in October 1995), gain on sales of delivery equipment which were replaced with new equipment and a reduction in an accrued litigation liability. Such litigation was settled in the third quarter of 1996.

Income from operations increased $18,000 in the nine month period ended September 30, 1996 to $3,827,000 compared to $3,809,000 in the same period in 1995. Increases in operating income of $337,000 and $677,000 in 96Q2 and 96Q3, respectively, was impacted by a decline in operating income of $996,000 in 96Q1 resulting from inclement weather related reduced sales volume. Net income before taxes increased $502,000 in the nine month period ended September 30, 1996 to $4,502,000 compared to $4,000,000 in the same period in 1995 due primarily to increases in operating income and other income.

The net income for the nine month period ended September 30, 1996 reflects an income tax provision of $1,891,000 compared to $1,640,000 in the same period of 1995. Net income for the nine month period ended September 30, 1996 increased $251,000 to $2,611,000 compared to $2,360,000 in the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations in the first nine months of 1996 without the necessity of any borrowings other than capital lease transactions to fund capital expenditures. The Company also maintains a revolving working capital line of credit in the amount of $10,000,000 with the Chase Manhattan Bank, N.A. Borrowings under the credit facility are made as needed, up to a maximum of 75% of eligible accounts receivable and bear interest at the prime rate plus 1/2 a percentage point or at the option of the Company at various fixed London Interbank Offered Rate interest rates. The Company pledged as collateral for the credit facility its accounts receivable and is required to maintain certain financial covenants. The credit facility expires on January 15, 1997. At September 30, 1996 there were no balances owed under this credit line. The Company believes that this credit facility will provide sufficient working capital to support current and future operations and also believes that an extension or replacement of the revolving working capital line of credit will be obtained.

In March 1995, the Company entered into a master lease agreement with Chase Equipment Leasing Inc. to lease certain trucks and forklift equipment. The agreement provides for a monthly rental payment adjusted upon changes in the 30 day London Interbank Offered Rate. The Company leased $1,988,000 of new delivery equipment during the nine month period ended September 30, 1996.
These leases have been capitalized as incurred. The Company's outstanding balances on these capitalized leases at September 30, 1996 was $3,253,000.

At September 30, 1996, the Company had no outstanding balance of subordinated notes payable compared to $583,000 at December 31, 1995. These notes were issued pursuant to the acquisition of The General Building Supply Company in January 1988. Although the notes were due September 1, 1996, a final payment was made on June 1, 1996.

Capital expenditures, net of dispositions, amounted to $690,000 in the nine month period ended September 30, 1996, compared to $392,000 in the same period in 1995.

The Company will be relocating its Brooklyn, New York facility and corporate headquarters when the current lease expires on December 31, 1996. The Company has executed a new 10 year lease with The Port Authority of New York and New Jersey covering premises at Pier 3 at the Brooklyn Marine Terminals. This larger facility is approximately 2 miles from the present Brooklyn location. Facility improvements and fixtures associated with the relocation is estimated at $1,500,000.

The Company has entered into a 10 year renewal lease for its facility located at Valley Stream, New York. The present lease expires December 31, 1996.

                      PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

     On July 31, 1996, an action entitled BROOKLYN BRIDGE PARK COALITION, INC.
V. PORT AUTHORITY OF NEW YORK AND NEW JERSEY AND THE STROBER ORGANIZATION, INC. was commenced in the United States District Court, Eastern District of New York. The Complaint alleges, among other things, common law prospective nuisance arising out of the Company's planned relocation of its existing Brooklyn, New York facility from the waterfront at 550 Hamilton Avenue to Pier 3, a distance of approximately two miles. The Plaintiff is seeking to restrain the Company from constructing a building materials supply center on Pier 3.
The Company is currently evaluating the claims and intends to aggressively defend the claim against the Company. In October 1996, the Port Authority and Strober Bros., Inc. Building Supply Centers entered into an indemnity agreement pursuant to which the Port Authority agreed, in the event that Strober Bros. is unable to use the Pier 3 premises for the purposes set forth in the Pier 3 lease agreement as a result of this action or any action in New York State court containing the same allegations in whole or in part as set forth in this action, to indemnify Strober Bros. for up to $1.5 million for costs and expenses incurred in connection with construction work at Pier 3.

     In October 1996, a Settlement Agreement (the "SETTLEMENT AGREEMENT") was entered into between Albert Sandler, the Company and Strober-N.J. Building Supply Centers, Inc. (a Company subsidiary) resolving environmental claims relating to underground storage tanks brought by Mr. Sandler in SANDLER V. STROBER ORGANIZATION, INC., ET AL., Docket No. L-6840-94. Pursuant to the Settlement Agreement, the Company paid $175,000 to Mr. Albert Sandler, $119,000 of which was contributed by the Company's insurers.

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


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	   (a) The Annual Meeting of Stockholders of the Company was held on July 11, 1996.

           (b) The following nominees were elected by the following vote as Class I directors of the Company to serve until the 1999 Annual Meeting of Stockholders or until their respective successors shall be elected and shall qualify:

                CLASS I DIRECTORS           FOR                WITHHELD

                Emil W. Solimine      3,595,247                22,950
                Eliott Zieky          3,595,247                22,950
           (c)  The following directors continued as directors of the Company:

                Class II (Term to Expire at 1997 Stockholder Meeting)

                      Robert J. Gaites
                      Joseph Mangino, Sr.

                Class III (Term to Expire at 1998 Stockholder Meeting)

                      David W. Bernstein
                      Alvin Murstein
                      John Yanuklis

           (d) The proposal to ratify the appointment of KPMG Peat Marwick LLP as independent public accountants for the Company for the fiscal year ending December 31, 1996 received the required favorable majority vote necessary for approval as follows:

                FOR              AGAINST       ABSTAIN

                3,597,205        20,162            830

           (e) The proposal to approve the Company's 1996 Outside Director Stock Option Plan received the required favorable majority vote necessary for approval as follows:

                FOR              AGAINST       ABSTAIN

                3,152,958        413,646         3,130


Item 5.  OTHER EVENTS.

     On November 11, 1996, the Company issued a press release announcing that it had entered into a definitive Agreement and Plan of Merger providing for the acquisition of all of the Company's Common Stock at $6 per share, in cash, for an aggregate fully-diluted purchase price of approximately $32 million. The acquisition is led by Fidelity Ventures Limited Partnership, a private capital investor. The Company also announced that in light of the pending merger, the Company has decided not to proceed with the purchase of Rowley Building Products Corp. and Rowley Building Products of New Jersey, Inc. Copies of the press release and the Agreement and Plan of Merger are attached as exhibits hereto and are incorporated herein by reference.

                               PART III


Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits:

           2.1  Agreement and Plan of Merger dated November 11, 1996

           2.2 Proxy Agreement dated as of November 11, 1996 among certain stockholders of the Company, Hamilton Acquisition LLC and Hamilton NY Acquisition Corp.

           2.3 Guaranty Agreement dated as of November 11, 1996 by Fidelity Investors Limited Partnership in favor of the Company

           20   Press Release dated November 11, 1996

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



                                 THE STROBER ORGANIZATION, INC.



                                 By: /S/ DAVID J. POLISHOOK
				     --------------------------------------
                                      David J. Polishook
                                      Chief Financial Officer and Treasurer

                             EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION
2.1                                     Agreement and Plan of Merger dated November 11, 1996

2.2                                     Proxy Agreement dated as of November 11, 1996 among
                                        certain stockholders of the Company, Hamilton
                                        Acquisition LLC and Hamilton NY Acquisition Corp.

2.3                                     Guaranty dated as of November 11, 1996 by Fidelity
                                        Investors Limited Partnership in favor of the Company

20                                      Press Release dated November 11, 1996

27                                      Financial Data Schedule

                              EXHIBIT 2.1

         Agreement and Plan of Merger dated November 11, 1996

                   AGREEMENT AND PLAN OF MERGER

                               AMONG

                              PARENT,

                          ACQUISITION SUB

                AND THE STROBER ORGANIZATION, INC.

















                   Dated as of November 11, 1996

                         TABLE OF CONTENTS
                                                             Page

1.        [INTENTIONALLY OMITTED]...............................2

2.        THE MERGER............................................2
     2.1  The Merger............................................2
     2.2  Effective Time........................................2
     2.3  Effects of the Merger.................................2
     2.4  Certificate of Incorporation; By-Laws.................2
     2.5  Directors.............................................3
     2.6  Officers..............................................3
     2.7  Conversion of Securities..............................3
     2.8  Company Stock Options and Related Matters.............4
     2.9  Taking of Necessary Action; Further Action............4

3.   PAYMENT FOR SHARES; DISSENTING SHARES......................4
     3.1  Payment for Shares of Company Common Stock............4
     3.2  Dissenting Shares.....................................6

4.REPRESENTATIONS AND WARRANTIES OF PARENT AND ACQUISITION SUB..7
     4.1  Organization and Qualification........................7
     4.2  Authority Relative to this Agreement..................7
     4.3  No Violations.........................................8
     4.4  Brokerage Fees........................................9
     4.5  Financing.............................................9
     4.6  Arrangements..........................................9

5.   REPRESENTATIONS AND WARRANTIES OF THE COMPANY.............10
     5.1  Organization and Qualification.......................10
     5.2  Authority Relative to this Agreement.................10
     5.3  No Violations; Consents and Approvals................11
     5.4  Capitalization.......................................12
     5.5  Commission Filings...................................12
     5.6  Absence of Certain Changes or Events.................13
     5.7  Absence of Litigation................................14
     5.8  Employee Benefit Plans...............................14
     5.9  Labor Matters........................................15
     5.10 Taxes................................................16
     5.11 Environmental Matters................................17
     5.12 Books and Records....................................19
     5.13 Real and Personal Property...........................19
     5.14 Contracts............................................23
     5.15 Trade Names..........................................24
     5.16 Affiliate Transactions...............................25
     5.17 Brokerage Fees.......................................25
     5.18 Subsidiaries.........................................25
     5.19 Disclosure...........................................25

6.   CONDUCT OF BUSINESS PENDING THE MERGER....................26
     6.1  Conduct of Business by the Company...................26

7.   ADDITIONAL AGREEMENTS.....................................28
     7.1  Proxy Statement; Other Filings.......................28
     7.2  Meeting of the Company's Stockholders................29
     7.3  Additional Agreements................................30
     7.4  Fees and Expenses....................................30
     7.5  No Solicitations.....................................31
     7.6  Officers' and Directors' Insurance; Indemnification..32
     7.7  Access to Information; Confidentiality...............32
     7.8  Financial and Other Statements.......................33
     7.9  Observer Rights......................................33
     7.10 Advice of Change; Schedule Update....................33
     7.11 Rowley Building Transaction..........................34
     7.12 Certain Litigation...................................34
     7.13 Public Announcements.................................34
     7.14 Environmental Matters................................35
     7.15 Stop Transfer; Reorganization Agreement..............35
     7.16 Transfer Taxes.......................................35

8.   CONDITIONS TO THE MERGER..................................36
     8.1  Conditions to the Obligations of Each Party to
          Effect the Merger....................................36
     8.2  Additional Conditions to the Obligations of
          the Company..........................................36
     8.3  Additional Conditions to the Obligations of Parent
	  and Acquisition Sub..................................37
     8.4  Certain Payments.....................................39

9.   TERMINATION, AMENDMENT AND WAIVER.........................39
     9.1  Termination..........................................39
     9.2  Effect of Termination................................40
     9.3  Amendment............................................42
     9.4  Extension; Waiver....................................42

10.  GENERAL PROVISIONS........................................42
     10.1 Notices..............................................42
     10.2 Interpretation.......................................43
     10.3 Non-Survival of Representations, Warranties,
          Covenant and Agreements..............................43
     10.4 Miscellaneous........................................44
     10.5 Assignment...........................................44
     10.6 Knowledge; Best Efforts..............................44
     10.7 Severability.........................................44
     10.8 Choice of Law/Consent to Jurisdiction................44
          Third-Party Beneficiary..............................45

                      SCHEDULES AND EXHIBITS



SCHEDULE       	TITLE

Schedule 2.8   	Company Stock Options and Related Matters
Schedule 5.1   	Qualification
Schedule 5.2(b)	Authority Relative to this Agreement
Schedule 5.3   	No Violations; Consents and Approvals
Schedule 5.4   	Capitalization
Schedule 5.5   	Commission Filings
Schedule 5.6   	Absence of Certain Changes or Events
Schedule 5.7   	Absence of Litigation
Schedule 5.8   	Employee Benefit Plans
Schedule 5.9   	Labor Matters
Schedule 5.10  	Taxes
Schedule 5.11  	Environmental Matters
Schedule 5.12  	Books and Records
Schedule 5.13  	Real and Personal Property
Schedule 5.14  	Contracts
Schedule 5.15  	Trade Names
Schedule 5.16  	Affiliate Transactions
Schedule 5.18  	Subsidiaries
Schedule 6.1   	Conduct of Business by the Company
Schedule 8.3(f)	Third Party Consents

                   DEFINED TERM CROSS REFERENCE

                   (Not Part of this Agreement)


1995 Balance Sheet     		Section 5.5(e)
Agreement              		Introduction
Acquisition Property   		Section 5.13(a)
Acquisition Proposal	     	Section 7.5(a)
Acquisition Sub        		Introduction
Affiliate Transactions 		Section 5.16
Blue Sky Laws          		Section 4.3(b)
Board                  		Introduction
Certificate of Merger  		Section 2.2
Certificates           		Section 3.1(b)
Claim                  		Section 7.6
Code                   		Section 5.8(a)
Commission             		Section 5.5(a)
Commission Reports     		Section 5.5(b)
Company                		Introduction
Company Common Stock   		Introduction
Company's Certificate  		Section 2.4(a)
Company Expenses       		Section 9.2(d)
Confidentiality Agreement	Section 7.7
Corporation            		Section 2.4(a)
Corporation Law        		Introduction
Dissenting Stockholders		Section 3.2(a)
Dissenting Shares      		Section 3.2(a)
Effective Date         		Section 2.2
Effective Time         		Section 2.2
Environmental Laws       	Section 5.11(a)
Environmental Permits  		Section 5.11(a)
ERISA                  		Section 5.8(a)
Exchange Act             	Section 4.3(b)
Financing              		Section 4.5
Financing Letters      		Section 4.5
Hart-Scott-Rodino Act  		Section 4.3(b)
Hazardous Substances   		Section 5.11(b)
Indemnification Agreement	Section 7.12
Intellectual Property Rights	Section 5.15
IRS                    		Section 5.10(b)
ISRA                   		Section 4.3(b)
Leases                 		Section 5.13(b)(i)
Managee                		Introduction
Managees               		Introduction
Leased Real Property   		Section 5.13(b)
Material Adverse Effect		Section 4.1
Material Contracts     		Section 5.14
Merger                 		Introduction
Merger Consideration   		Section 2.7(b)
Mortgages              		Section 5.13(a)(ii)
Option                 		Section 2.8
Option Consideration   		Section 2.8
Optionees              		Section 2.8
Other Filings          		Section 7.1
Owned Real Property    		Section 5.13(a)
Parent                   	Introduction
Parent Expenses        		Section 9.2(b)
Paying Agent             	Section 3.1(a)
Payment Fund           		Section 3.1(a)
Pending Litigation     		Section 8.3(c)
Pending Legal Proceeding	Section 8.3(c)
Permitted Encumbrances 		Section 5.13(a)(i)
Plans                  		Section 5.8(a)
Port Authority         		Section 7.12
Port Authority Lease     	Section 7.12
Preferred Stock        		Section 5.4
Principal Stockholder  		Introduction
Principal Stockholders 		Introduction
Profit Sharing Plan Shares	Section 2.7(a)
Proxy Agreement        		Introduction
Proxy Statement        		Section 7.1
Reorganization Agreement	Section 7.15
Requisite Rights       		Section 5.15(b)(i)
Rowley Building Products	Section 7.11
Stock Option Plans     		Section 2.8
Stockholders' Meeting  		Section 7.2
Subsidiary             		Section (10.2)
Superior Proposal      		Section 7.5(b)
Surviving Corporation  		Section 2.1
Taxes                  		Section 5.10(f)
Transfer Taxes         		Section 7.16

                   AGREEMENT AND PLAN OF MERGER


     AGREEMENT AND PLAN OF MERGER (the "AGREEMENT"), dated as of November 11, 1996, by and among Hamilton Acquisition LLC, a Delaware limited liability company ("PARENT"), Hamilton NY Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent ("ACQUISITION SUB"), and The Strober Organization, Inc., a Delaware corporation (the "COMPANY").

     WHEREAS, the Board of Directors of the Company (the "BOARD") has, in light of and subject to the terms and conditions set forth herein, (i) determined that the consideration to be received by the stockholders of the Company for each of the issued and outstanding shares of common stock, par value $.01 per share, of the Company (the "COMPANY COMMON STOCK"), in the Merger (as defined below) is fair to and in the best interests of the Company and its stockholders and (ii) resolved to approve this Agreement and the transactions contemplated hereby and to recommend approval and adoption of this Agreement and approval of the Merger by the stockholders of the Company;

     WHEREAS, also in furtherance of such transactions, the manager or managers, as the case may be, of Parent (as the case may be, the "MANAGER" or "MANAGERS") and the Board of Directors of Acquisition Sub have each unanimously approved the merger of Acquisition Sub with and into the Company (the "MERGER") in accordance with the General Corporation Law of the State of Delaware (the "CORPORATION LAW") and the provisions of this Agreement pursuant to which Merger the holders of Company Common Stock (other than the Company, Acquisition Sub, Parent and any direct or indirect subsidiary of any them) shall receive the Merger Consideration (as defined in Section 2.7(b) hereof); and

     WHEREAS, as a condition to the willingness of Parent and Acquisition Sub to enter into this Agreement, certain stockholders of the Company (each individually a "PRINCIPAL STOCKHOLDER" and collectively the "PRINCIPAL STOCKHOLDERS") have entered into a Proxy Agreement, dated as of the date hereof, with Parent and Acquisition Sub (the "PROXY AGREEMENT") pursuant to which each Principal Stockholder has, among other things, granted to Parent an irrevocable proxy to vote all shares of Company Common Stock owned (beneficially or otherwise) by such Principal Stockholder in favor of the Merger, all upon the terms and conditions set forth in the Proxy Agreement;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein, Parent, Acquisition Sub and the Company hereby agree as follows:

1.        [INTENTIONALLY OMITTED]
2.        THE MERGER

     1    THE MERGER.  Upon the terms and subject to the conditions
contained in this Agreement, and in accordance with the relevant provisions of the Corporation Law, at the Effective Time (as hereinafter defined), Acquisition Sub shall be merged with and into the Company. Following the Merger, the Company shall continue its corporate existence as the surviving corporation in the Merger (the "SURVIVING CORPORATION") under the laws of the State of Delaware, and the separate corporate existence of Acquisition Sub shall cease. The name of the Surviving Corporation shall continue to be "The Strober Organization, Inc."

     2    EFFECTIVE TIME. As promptly as practicable after all of the conditions set forth in Section 8 shall have been satisfied or, if permissible, waived by the party entitled to the benefit of the same, Acquisition Sub and the Company shall duly execute and file a certificate of merger in form and substance satisfactory to the parties hereto (the "CERTIFICATE OF MERGER") with the Secretary of State of the State of Delaware in accordance with the Corporation Law. The Merger shall become effective at such time as the Certificate of Merger is filed with the Secretary of State of the State of Delaware or at such later time as is specified in the Certificate of Merger (the "EFFECTIVE TIME"). Prior to such filing, a closing shall be held at the offices of Goodwin, Procter & Hoar LLP, Exchange Place, Boston, Massachusetts 02109, or at such other place as the parties shall agree, for the purpose of confirming the satisfaction or waiver, as the case may be, of the conditions set forth in
Section 8 (the date of such closing being, the "EFFECTIVE DATE").

     3    EFFECTS OF THE MERGER. At the Effective Time, the Merger shall have the effects set forth herein and in the Corporation Law. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time all the property, rights, privileges, powers and franchises of the Company and Acquisition Sub shall vest in the Surviving Corporation, and all debts, liabilities, obligations, restrictions, disabilities and duties of the Company and Acquisition Sub shall become the debts, liabilities, obligations, restrictions, disabilities and duties of the Surviving Corporation.

     4    CERTIFICATE OF INCORPORATION; BY-LAWS.

          (a) At the Effective Time, the Certificate of Incorporation of Acquisition Sub, or at the election of Parent, the Company's Restated Certificate of Incorporation (the "COMPANY'S CERTIFICATE"), in each case as in effect at the Effective Time, which shall in either case include the provisions required by Section 7.6 hereof, shall be the Certificate of Incorporation of the Surviving Corporation until duly amended in accordance with applicable law and such Certificate of Incorporation, PROVIDED, HOWEVER, that at the Effective Time, Article First of the Certificate of Incorporation of Acquisition Sub shall be amended to read as follows:
"FIRST, the name of the corporation is The Strober Organization, Inc. (the "CORPORATION")."

          (b) At the Effective Time, the By-laws of Acquisition Sub, or at the election of Parent, the By-laws of the Company, in each case as in effect at the Effective Time, which shall in either case include the provisions required by Section 7.6 hereof, shall be the By-laws of the Surviving Corporation, until duly amended in accordance with applicable law, the Certificate of Incorporation of the Surviving Corporation and such By-laws.

     5    DIRECTORS.  The directors of Acquisition Sub immediately prior to the Effective Time shall be the initial directors of the Surviving Corporation, each to hold office in accordance with the Certificate of Incorporation and By-laws of the Surviving Corporation.

     6    OFFICERS.  The officers of the Surviving Corporation shall be appointed by the directors of the Surviving Corporation.

     7    CONVERSION OF SECURITIES.  At the Effective Time, by virtue of the Merger and without any action on the part of Acquisition Sub, the Company or the holders of Company Common Stock:

          (a) Each issued and outstanding share of Company Common Stock held by the Company as a treasury share or held by any direct or indirect subsidiary of the Company (which does not include the 23,500 shares of Company Common Stock held by the Company's profit-sharing plan as of the date hereof (the "PROFIT SHARING PLAN SHARES")) and each issued and outstanding share of Company Common Stock owned by Parent, Acquisition Sub or any other direct or indirect subsidiary of Parent immediately prior to the Effective Time shall be canceled and retired and cease to exist without any conversion thereof and no payment or distribution shall be made with respect thereto;

          (b) Each issued and outstanding share of Company Common Stock immediately prior to the Effective Time, other than (i) those shares of Company Common Stock referred to in Section 2.7(a) and (ii) Dissenting Shares (as defined in Section 3.2 below), shall be canceled and shall be converted automatically into and represent the right to receive an amount equal to six dollars ($6.00) in cash (such amount of cash being referred to herein as the "MERGER CONSIDERATION") payable, without interest, to the holder of such share of Company Common Stock upon surrender, in the manner provided in Section 3.1, of the certificate that formerly evidenced such share of Company Common Stock;

          (c) The shares of common stock, par value $.01 per share, of Acquisition Sub issued and outstanding immediately prior to the Effective Time shall be converted into and exchangeable for, in the aggregate, One Thousand (1,000) validly issued, fully paid and non-assessable shares of common stock, par value $.01, of the Surviving Corporation, which shall constitute all of the issued and outstanding shares of the Surviving Corporation; and

          (d) All of the certificates evidencing shares of Company Common Stock, by virtue of the Merger and without any action on the part of the stockholders of the Company or the Company, shall be deemed to be no longer outstanding, shall not be transferable on the books of the Surviving Corporation, and shall represent solely the right to receive the amount set forth in Section2.7(b) hereof.

     8    COMPANY STOCK OPTIONS AND RELATED MATTERS.  Commencing at least fifteen (15) days prior to the Effective Time, each holder of a then outstanding option to purchase shares of Company Common Stock (an "OPTION") granted under the Company's stock option plans identified on SCHEDULE 2.8 hereto (collectively, the "STOCK OPTION PLANS") (it being understood that the aggregate number of shares of Company Common Stock subject to purchase under such Stock Option Plans is not, or shall not at the Effective Time, be more than 842,438 shares) shall be entitled to exercise such Option (whether or not such Option would otherwise have been exercisable), and if such Options are not so exercised prior to the Effective Time, immediately prior to the Effective Time, each such holder shall be entitled to receive from the Company in consideration for cancellation of each such Option, a cash payment (the "OPTION CONSIDERATION") in an amount equal to the product of (w) the number of shares provided for in such Option and (x) the excess, if any, of the Merger Consideration over the exercise price per share of Company Common Stock provided for in such Option, provided that the foregoing shall be subject to the obtaining of any necessary consents of the holders of such Options (the "OPTIONEES") and that, to the extent required by applicable law, such Option Consideration shall be treated as compensation and shall be net of any applicable federal or state withholding tax. All such Option Consideration shall be deemed allocable to the period immediately prior to the Effective Time to the extent permitted by applicable law. Subject to the foregoing, the Stock Option Plans and all Options issued thereunder shall terminate at the Effective Time. In connection with the foregoing, the Company shall obtain the consent of the Optionees to the cancellation of such Options and the cancellation of any right to acquire equity securities of the Company from and after the Effective Time in consideration for the payment provided herein.

     9    TAKING OF NECESSARY ACTION; FURTHER ACTION.  Parent, Acquisition
Sub and the Company, respectively, shall each use its best efforts to take all such action as may be necessary or appropriate in order to effectuate the Merger under the Corporation Law as promptly as practicable. If at any time after the Effective Time any further action is necessary or desirable to carry out the purposes of this Agreement and to vest the Surviving Corporation with full right, title and possession to all assets, property, rights, privileges, powers and franchises of both of the Company and Acquisition Sub, the officers of the Surviving Corporation are fully authorized in the name of the Surviving Corporation, as successor by merger to such corporations, or otherwise to take, and shall take, all such lawful and necessary action.


3.   PAYMENT FOR SHARES; DISSENTING SHARES

     1    PAYMENT FOR SHARES OF COMPANY COMMON STOCK.

          (a) Prior to the Effective Time, Parent shall designate a U.S. bank or trust company having at least $50,000,000 in capital, surplus and undivided profits that shall be subject to the Company's approval, such approval to not be unreasonably withheld, to act as paying agent in the Merger (the "PAYING AGENT") for purposes of effecting the exchange for the Merger Consideration of certificates which, prior to the Effective Time, represented shares of Company Common Stock entitled to receive the Merger Consideration pursuant to Section 2.7(b). The Paying Agent shall not be changed without the prior written consent of the Company, which shall not be unreasonably withheld. Immediately following the Effective Time, Parent or Acquisition Sub shall deposit in trust with the Paying Agent cash in an aggregate amount equal to the product of (i) the number of shares of Company Common Stock issued and outstanding on a fully diluted basis immediately prior to the Effective Time (other than shares owned by, or issuable to, upon conversion of other securities, the Company, Parent, Acquisition Sub or any direct or indirect subsidiary of Parent or the Company (which shall be deemed to exclude the Profit Sharing Plan Shares); and shares of Company Common Stock known immediately prior to the Effective Time to be Dissenting Shares (as defined in Section 3.2 below)) and (ii) the Merger Consideration (such aggregate amount being hereinafter referred to as the "PAYMENT FUND"). The parties hereto acknowledge that fully diluted shares of Company Common Stock shall be determined in accordance with generally accepted accounting principles. The Payment Fund shall be invested by the Paying Agent as directed by the Surviving Corporation (so long as such directions do not impair the rights of the holders of certificates that formerly evidenced shares of Company Common Stock) in: direct obligations of the United States of America or obligations for which the full faith and credit of the United States of America is pledged to provide for the payment of principal and interest and any net earnings with respect thereto shall be paid to the Surviving Corporation as and when requested by the Surviving Corporation. The Paying Agent shall, pursuant to irrevocable instructions, make the payments referred to in Section 2.7(b) out of the Payment Fund. The Payment Fund shall not be used for any other purpose except as provided herein.

          (b) Promptly after the Effective Time, the Surviving Corporation shall cause the Paying Agent to mail to each person who was a record holder of an outstanding certificate or certificates which immediately prior to the Effective Time represented shares of Company Common Stock (the "CERTIFICATES") a form letter of transmittal (which shall specify that delivery shall be effected and risk of loss and title to Certificates shall pass, only upon proper delivery of the Certificates to the Paying Agent) and instructions for its use in surrendering Certificates and receiving payment therefor. Upon the surrender to the Paying Agent of such a Certificate, together with such properly completed and duly executed letter of transmittal and other documents that are customarily required by letters of transmittal in similar situations, the holder thereof shall be paid, without interest thereon, the Merger Consideration to which such holder is entitled hereunder, and such Certificate shall forthwith be canceled.
Until so surrendered, except with respect to Dissenting Shares, each such Certificate shall, after the Effective Time, represent solely the right to receive the Merger Consideration, without interest, into which the shares of Company Common Stock such Certificate theretofore represented shall have been converted pursuant to Section 2.7(b), and the holder thereof shall not be entitled to be paid any cash to which such holder otherwise would be entitled. In case any payment pursuant to this Section 3.1 is to be made to a holder other than the registered owner of a surrendered certificate, it shall be a condition of such payment that the Certificate so surrendered shall be properly endorsed or otherwise in proper form for transfer and that the person requesting such exchange shall pay to the Paying Agent any transfer or other taxes required by reason of the payment of such cash to a person other than the registered holder of the Certificate surrendered, or that such person shall establish to the satisfaction of the Paying Agent that such tax has been paid or is not applicable.

          (c) Promptly following the date which is one year after the Effective Time, the Paying Agent shall return to the Surviving Corporation all cash, certificates and other instruments in its possession that constitute any portion of the Payment Fund (including, without limitation, all interest and other income received by the Paying Agent in respect of all funds made available to it), and the Paying Agent's duties shall terminate. Thereafter, each holder of a Certificate shall be entitled to look to the Surviving Corporation (subject to applicable abandoned property, escheat and similar laws) only as a general creditor thereof with respect to any Merger Consideration, without interest, that may be payable upon due surrender of the Certificate or Certificates held by them. Notwithstanding the foregoing, neither the Paying Agent nor any party hereto shall be liable to a holder of certificates that prior to the Effective Time evidenced shares of Company Common Stock for any Merger Consideration delivered pursuant hereto to a public official pursuant to applicable abandoned property, escheat or other similar laws.

          (d) At the Effective Time, the Company Common Stock transfer books shall be closed and no transfer of shares of Company Common Stock shall thereafter be made. If, after the Effective Time, Certificates are presented to the Surviving Corporation or the Paying Agent, they shall be canceled and exchanged for the Merger Consideration as provided in Section 2.7(b), subject to applicable law in the case of Dissenting Shares (as defined below).

          (e) In the event any Certificate shall have been lost, stolen or destroyed, upon the making of an affidavit of that fact in form and substance reasonably satisfactory to the Surviving Corporation by the person claiming such Certificate to be lost, stolen or destroyed and, if required by Parent or the Surviving Corporation in their sole discretion, upon the posting by such person of a bond in such amount as Parent or the Surviving Corporation may reasonably direct as indemnity against any claim that may be made against it with respect to such Certificate, the Paying Agent will issue in exchange for such lost, stolen or destroyed Certificate, the cash representing the Merger Consideration deliverable in respect thereof pursuant to this Agreement.

     2    DISSENTING SHARES.

          (a) Any shares of Company Common Stock outstanding immediately prior to the Effective Time as to which the holder thereof shall have not voted in favor of the Merger or consented thereto in writing and as to which the holder thereof shall have validly exercised such holder's appraisal rights, if any, under Section 262 of the Corporation Law ("DISSENTING SHARES") shall not, after the Effective Time, be entitled to vote for any purpose or be entitled to the payment of dividends or other distributions (except dividends or other distributions payable to stockholders of record prior to the Effective Time), nor shall such Dissenting Shares be converted into the right to receive the Merger Consideration hereunder. Such holders of Dissenting Shares duly making demand for appraisal (hereinafter referred to as "DISSENTING STOCKHOLDERS") shall be entitled to receive payment of the appraised value of such Dissenting Shares in accordance with the provisions of such Section 262 of the Corporation Law, except that all shares of Company Common Stock held by stockholders who shall fail to perfect, or shall have effectively withdrawn or lost, such stockholders' right to appraisal of such shares of Company Common Stock under Section 262 of the Corporation Law shall thereupon be deemed to have been converted into and to have become exchangeable for, as of the Effective Time, the right to receive the Merger Consideration, without any interest thereon. The Company shall give Parent (i) prompt notice of any demands for appraisal received by the Company, withdrawals of such demands and any other instrument served pursuant to Section 262 of the Corporation Law and received by the Company, and (ii) the opportunity to direct all negotiations and proceedings with respect to demands for appraisal under the Corporation Law. The Company shall not, except with the written consent of Parent, make any payment with respect to any demands for appraisal, or settle or offer to settle or negotiate, any such demands.

          (b) Each Dissenting Stockholder who becomes entitled under the Corporation Law to payment for the Dissenting Shares shall receive payment therefor after the Effective Time from the Surviving Corporation (but only after the amount thereof shall have been agreed upon or finally determined pursuant to the Corporation Law) and such shares of Company Common Stock shall be canceled.


4.   REPRESENTATIONS AND WARRANTIES OF PARENT AND ACQUISITION SUB

     Parent and Acquisition Sub jointly and severally hereby represent and warrant to the Company as follows:

     1    ORGANIZATION AND QUALIFICATION.  Parent is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Delaware. Acquisition Sub is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware. Each of Parent and Acquisition Sub has the requisite power and authority to carry on its business as it is now being conducted. Each of Parent and Acquisition Sub is duly qualified to do business and is in good standing in each jurisdiction in which the character of its properties, owned or leased, or the nature of its activities make such qualification necessary, except where the failure to be so qualified or in good standing would not have a material adverse effect on the business, assets, results of operations, condition (financial or otherwise) or prospects (a "MATERIAL ADVERSE EFFECT") of Parent and its subsidiaries taken as a whole. Neither Parent nor Acquisition Sub has conducted any business prior to the date hereof other than in furtherance of the transactions contemplated hereby and has any assets and liabilities other than those incident to its formation and to the consummation of the transactions contemplated hereby. Copies of the Certificate of Formation of Parent and the Certificate of Incorporation and By-laws of Acquisition Sub heretofore delivered to the Company are true, complete and correct as of the date hereof.

     2    AUTHORITY RELATIVE TO THIS AGREEMENT.  Each of Parent and
Acquisition Sub has the requisite power and authority to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the Manager or Managers (as the case may be) and, if necessary, the member or members of Parent and by the Board of Directors and the sole stockholder of Acquisition Sub, and no other corporate proceedings on the part of Parent or Acquisition Sub are necessary to authorize this Agreement and the transactions contemplated hereby (other than, with respect to the Merger, the filing and recordation of the appropriate merger documents as required by the Corporation Law). This Agreement has been duly and validly executed and delivered by each of Parent and Acquisition Sub and, assuming this Agreement constitutes a valid and binding obligation of the Company, constitutes the legal, valid and binding obligation of each of Parent and Acquisition Sub enforceable against each of Parent and Acquisition Sub in accordance with its terms.

     3    NO VIOLATIONS.

          (a) Neither the execution and delivery of this Agreement by Parent or Acquisition Sub nor the consummation of the transactions contemplated hereby nor compliance by Parent or Acquisition Sub with any of the provisions hereof will: (i) violate, conflict with, or result in a breach of any provision of, require any consent, approval or notice under, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) or result in a right of termination or acceleration under, or result in the creation of any lien, security interest, charge or encumbrance upon any of the properties or assets of Parent or any of its subsidiaries under any of the terms, conditions or provisions of (x) their respective Certificates of Incorporation, as amended, or By-laws or (y) any note, bond, mortgage, indenture, deed of trust, lease, agreement, lien, contract or other instrument or obligation to which Parent or any of its subsidiaries is a party or to which any of them, or any of their respective properties or assets, may be subject or by which Parent or any of its subsidiaries is bound; or (ii) subject to compliance with the statutes and regulations referred to in Section 4.3(b), violate any judgment, ruling, order, writ, injunction, determination, award, decree, statute, ordinance, rule or regulation applicable to Parent or any of its subsidiaries or any of their respective properties or assets (except, in the case of each of clauses (i) and (ii) above, for such violations, conflicts, breaches, defaults, terminations, accelerations or creations of liens, security interests, charges or encumbrances which, or any consents, approvals or notices which if not given or received, would not, individually or in the aggregate, have a Material Adverse Effect on Parent and its subsidiaries taken as a whole or on the ability of Parent or Acquisition Sub to consummate the transactions contemplated hereby or which are cured, waived or terminated prior to the Effective Time and, except in the case of (i) above, for those liens, security interests, charges and encumbrances as may be imposed or otherwise created in connection with financing the Merger and the other transactions contemplated hereby); or
(iii) cause the suspension or revocation of any authorization, consent, approval or license currently in effect, which suspension or revocation would have a Material Adverse Effect on Parent and its subsidiaries taken as a whole.

          (b) There is no legal impediment to Parent's or Acquisition Sub's consummation of the transactions contemplated by this Agreement. No filing or registration with, or authorization, consent or approval of, any domestic public body or authority is necessary for the consummation by Parent or Acquisition Sub of the transactions contemplated by this Agreement, except (i) for applicable requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder (the "HART-SCOTT-RODINO ACT"), the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), state securities laws and regulations ("BLUE SKY LAWS") and the filing and recordation of the Certificate of Merger, as required by the Corporation Law, and (ii) for such filings or registrations which, if not made, or for such authorizations, consents or approvals, which, if not received, would not, individually or in the aggregate, have a Material Adverse Effect on Parent and its subsidiaries taken as a whole or on the ability of Parent and Acquisition Sub to consummate the transactions contemplated hereby.

     4    BROKERAGE FEES.  Neither Parent nor Acquisition Sub has retained any financial adviser, broker, agent or finder or paid or agreed to pay any financial adviser, broker, agent or finder on account of this Agreement or any transaction contemplated hereby, except that Proteus International Group Incorporated has been retained as Frederick M. Marino's financial adviser, each in connection with the transactions contemplated hereby. Other than the foregoing arrangements and the Company's arrangements with Hill Thompson Capital Markets, Inc., neither Parent nor Acquisition Sub is aware of any claim for payment of any finder's fee, brokerage or agent's commissions or other like payments in connection with the negotiations leading to the Merger, this Agreement or the consummation of the transactions contemplated hereby.

     5    FINANCING.  Parent has delivered to the Company true and correct copies of signed letters received by Parent with respect to the financing (the "FINANCING LETTERS") required for the consummation of the transactions contemplated hereby. Assuming satisfaction or waiver of all applicable conditions set forth in the Financing Letters, such financing (the "FINANCING") will, together with equity investments in the aggregate of $9,000,000 being made in connection with the transactions contemplated hereby, provide sufficient funds to (i) pay, with respect to all shares of Company Common Stock in the Merger, the Merger Consideration pursuant to
Section 2.7(b); and (ii) prepay, redeem, refinance or renegotiate the Company's existing indebtedness, if required to consummate the Merger, and pay any and all fees, expenses, costs and penalties in connection with any such prepayment, redemption, refinancing or renegotiation. Parent shall not amend the Financing Letters (excluding amendments that solely constitute extensions thereof provided that this provision shall not impair the rights of, or impose additional obligations upon, either party under
Section 9.1(b) hereof) without the prior written consent of the Company, which consent shall not be unreasonably withheld.

     6    ARRANGEMENTS.  Neither Parent nor Acquisition Sub has entered into any employment agreements with any current officer of the Company, provided, however, that discussions respecting continuation of current compensation and benefit arrangements for a two year period have taken place which discussions may, prior to the Effective Time, result in an employment agreement or arrangement with such officer respecting employment by the Surviving Corporation and/or any of its subsidiaries after the Effective Time. Parent and Acquisition Sub represent and warrant that no agreements, arrangements or understandings exist between any current officer of the Company and Parent, Acquisition Sub or any entity that controls, is controlled by or is under common control with Parent or Acquisition Sub that could result in any payment (cash or otherwise) as a result of the negotiation and execution of this Agreement and/or the consummation of the transactions contemplated hereby including the Merger except as specifically provided in this Agreement.


5.   REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The Company hereby represents and warrants to each of Parent and Acquisition Sub as follows:

     1    ORGANIZATION AND QUALIFICATION.  Each of the Company and its
subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has the corporate power and corporate authority to carry on its business as it is now being conducted. Each of the Company and its subsidiaries is duly qualified to do business and is in good standing in each jurisdiction in which the character of its properties, owned or leased, or the nature of its activities make such qualification necessary, except as set forth on
Schedule 5.1 hereto or where the failure to be so qualified or in good standing would not individually or in the aggregate have a Material Adverse Effect on the Company and its subsidiaries taken as a whole. Copies of the respective Certificates of Incorporation, as amended, and By-laws of the Company and each of its subsidiaries heretofore delivered to Parent are true, complete and correct as of the date hereof and no amendments thereto have been effected since such copies were delivered, or are pending or contemplated. Neither the Company nor any of its subsidiaries is in violation of any term of its respective Certificate of Incorporation or By-laws.

     2    AUTHORITY RELATIVE TO THIS AGREEMENT.

          (a) Each of the Company and its subsidiaries has the requisite power and authority to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the Board. Except for the approval by the Company's stockholders which is referred to in Section 7.2 below, no other corporate proceedings on the part of the Company or any of its subsidiaries are necessary to authorize this Agreement and the transactions contemplated hereby (other than, with respect to the Merger, the filing and recordation of the appropriate merger documents as required by the Corporation Law). This Agreement has been duly and validly executed and delivered by the Company and, assuming this Agreement constitutes a valid and binding obligation of Parent and Acquisition Sub, constitutes the legal, valid and binding obligation of the Company enforceable against the Company and each of its subsidiaries in accordance with its terms.

          (b) The Board has, by resolutions duly adopted by unanimous vote, approved the Merger, this Agreement and the transactions contemplated hereby and has agreed to recommend that the stockholders of the Company approve and adopt this Agreement and the Merger. In connection with the foregoing, the Board has taken such actions and votes as are necessary on its part to render the provisions of Section 203 of the Corporation Law and all other applicable takeover statutes of the Corporation Law and any other applicable takeover statutes of any other state, and any "fair price," takeover or similar provisions of the Company's Certificate, inapplicable to this Agreement, the Merger and the transactions contemplated by this Agreement. As of the date hereof, except as set forth on SCHEDULE 5.2(B) hereto, all of the directors and executive officers of the Company have indicated that they presently intend to vote their shares of Company Common Stock to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the Merger.

     3    NO VIOLATIONS; CONSENTS AND APPROVALS.

          (a) Except as set forth in SCHEDULE 5.3 to this Agreement, neither the execution and delivery of this Agreement by the Company nor the consummation of the transactions contemplated hereby nor compliance by the Company or any of its subsidiaries with any of the provisions hereof will:
(i) violate, conflict with, or result in breach of any provision of, require any consent, approval or notice under, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) or result in a right of termination or acceleration under, or result in the creation of any lien, security interest, charge or encumbrance upon any of the properties or assets of the Company or any of its subsidiaries under any of the terms, conditions or provisions of (x) their respective Certificates of Incorporation, as amended, or By-laws or
(y) any note, bond, mortgage, indenture, deed of trust, lease, agreement, lien, contract, or other instrument or obligation to which the Company or any of its subsidiaries is a party or to which any of them, or any of their respective properties or assets, may be subject or by which the Company or any of its subsidiaries is bound; or (ii) subject to compliance with the statutes and regulations referred to in Section 5.3(b), violate any judgment, ruling, order, writ, injunction, determination, award, decree, statute, ordinance, rule or regulation applicable to the Company or any of its subsidiaries or any of their respective properties or assets (except, in the case of each of clauses (i) and (ii) above, for such violations, conflicts, breaches, defaults, terminations, accelerations or creations of liens, security interests, charges or encumbrances which, or any consents, approvals or notices which if not given or received, would not, individually or in the aggregate, have a Material Adverse Effect on the Company and its subsidiaries taken as a whole or on the ability of the Company to consummate the transactions contemplated hereby or which are cured, waived or terminated prior to the Effective Time and, except in the case of (i) above, for those liens, security interests, charges and encumbrances as may be imposed or otherwise created in connection with the financing of the Merger and the other transactions contemplated hereby); or
(iii) cause the suspension or revocation of any authorization, consent, approval or license currently in effect, which suspension or revocation would have a Material Adverse Effect on the Company and its subsidiaries taken as a whole.

          (b) Except as set forth in SCHEDULE 5.3(B), there is no legal impediment to the Company's consummation of the transactions contemplated by this Agreement. No filing or registration with, or authorization, consent or approval of, any domestic public body or authority is necessary for the execution, delivery or consummation by the Company of the transactions contemplated by this Agreement, except (i) for applicable requirements of the Hart-Scott-Rodino Act, the Exchange Act, Blue Sky Laws, the NASDAQ Listing Agreement, and the filing and recordation of the Certificate of Merger, as required by the Corporation Law, and (ii) for such filings or registrations which, if not made, or for such authorizations, consents or approvals, which, if not received, would not, individually or in the aggregate, have a Material Adverse Effect on the Company and its subsidiaries taken as a whole or on the ability of the Company to consummate the transactions contemplated hereby.

     4    CAPITALIZATION.  As of the date hereof, the authorized capital stock of the Company consists of 20,000,000 shares of Company Common Stock and 1,000,000 shares of Preferred Stock, par value $.01 per share (the "PREFERRED STOCK"). As of the date hereof, 5,027,447 shares of Company Common Stock were issued and outstanding, 190,601 shares of Company Common Stock were held by the Company as treasury shares and no shares of Preferred Stock were issued and outstanding. As of the date hereof, 842,438 shares of Company Common Stock were reserved for issuance upon exercise of Options granted pursuant to the Stock Option Plans and Options to purchase 842,438 shares of Common Stock are outstanding as of the date hereof. Except for the matters set forth on SCHEDULE 5.4 hereto, which terminate upon or prior to the consummation of the Merger and will be of no further force and effect after the Effective Time, and for the Options, there are no options, warrants or other rights, agreements or commitments of any character whatsoever requiring the issuance, sale or transfer by the Company of any shares of capital stock of the Company or any securities convertible into or exchangeable or exercisable for, or otherwise evidencing the right to acquire, any shares of capital stock of the Company. All of the outstanding shares of Company Common Stock have been duly authorized and validly issued, are fully paid and non-assessable and are not subject to, nor were they issued in violation of, any preemptive rights.

     5    COMMISSION FILINGS.

          (a) The Company has heretofore delivered to Parent true and complete copies of its (i) Annual Report on Form 10-K for the fiscal year ended December 31, 1995, (ii) Quarterly Report on Form 10-Q for each of the fiscal quarters ended March 31, June 30 and September 30, 1995, and March 31 and June 30, 1996, (iii) Proxy Statement for the annual meeting of stockholders held on July 11, 1996, and (iv) all other reports or registration statements filed by the Company with the Securities and Exchange Commission (the "COMMISSION") since January 1, 1996, in each case as filed with the Commission.

          (b) Except as set forth in SCHEDULE 5.5 hereto, the Company has filed all required forms, reports and documents with the Commission since December 31, 1992 (collectively, the "COMMISSION REPORTS"), all of which were prepared in accordance with the applicable requirements of the Securities Act of 1933, as amended, and the Exchange Act in all material respects. Except to the extent, if any, as may have been appropriately disclosed in a Commission Report filed subsequent thereto and prior to the date hereof as of their respective dates, the Commission Reports did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and complied as to form and substance in all material respects with all applicable requirements of law.

          (c) The Company will deliver to Parent as soon as they become available true and complete copies of any report or statement mailed by it to its stockholders generally or filed by it with the Commission subsequent to the date hereof and prior to the Effective Time. As of their respective dates, such reports and statements (excluding any information therein provided by Parent or Acquisition Sub, as to which the Company makes no representation) will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they are made, not misleading, and will comply in all material respects with all applicable requirements of law.

          (d) Each of the consolidated financial statements (including, in each case, any related notes thereto) contained in the Commission Reports has been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods involved (except as may be indicated in the notes thereto or in SCHEDULE 5.5), and each fairly presents in accordance with generally accepted accounting principles the consolidated financial position of the Company and its subsidiaries as at the respective dates thereof and the consolidated results of their operations and changes in cash flow for the periods indicated, except as may be indicated in the notes thereto and/or in the consolidated financial statements contained in a Commission Report filed subsequent thereto and prior to the date hereof, and except that the unaudited interim financial statements were or are subject to normal and recurring year-end adjustments which were not or are not expected to be material in amount.

          (e) Except as set forth in SCHEDULE 5.5 hereto and except as and to the extent set forth on the consolidated balance sheet of the Company and its subsidiaries as at December 31, 1995, including the notes thereto (the "1995 BALANCE SHEET"), neither the Company nor any of its subsidiaries has any liabilities or obligations of any nature (whether accrued, absolute, contingent or otherwise) which would be required to be reflected on a consolidated balance sheet of the Company and its subsidiaries, or in the notes thereto, prepared in accordance with generally accepted accounting principles, except for liabilities or obligations (a) incurred in the ordinary course of business since December 31, 1995, or (b) any liability or obligation existing at December 31, 1995 which, individually or in the aggregate, is not material to the Company and its subsidiaries taken as a whole as of such date.

     6    ABSENCE OF CERTAIN CHANGES OR EVENTS.  Since December 31, 1995,
except as set forth in SCHEDULE 5.6 or as and to the extent disclosed in any Commission Report filed after December 31, 1995:

          (a) the Company and its subsidiaries have conducted their businesses only in the ordinary course and in a manner reasonably consistent with past practice, and

          (b) since December 31, 1995, there has not been (i) any change in, or event affecting, the Company or any of its subsidiaries having a Material Adverse Effect on the Company and its subsidiaries taken as a whole, (ii) any change by the Company in its accounting methods, principles or practices, (iii) any entry by the Company or any of its subsidiaries into a material contract outside the ordinary course of business taken as a whole, (iv) any declaration, setting aside or payment of any dividends or distributions in respect of, or any redemption, purchase or other acquisition of, any of its securities or
     (v) any increase in the benefits under or the establishment of any bonus, insurance, severance, deferred compensation, pension, retirement, profit sharing, stock option (including, without limitation, the granting of stock options, stock appreciation rights, performance awards, or restricted stock awards), stock purchase or other employee benefit plan, program, or arrangement for the benefit of any director, officer or employee of the Company or any of its subsidiaries pursuant to which employees are contractually entitled to benefit that would be materially above those mandated by applicable law, except in the ordinary course of business reasonably consistent with past practice. No officer, director, or other employee other than those disclosed in SCHEDULE 5.6 hereto are parties to any severance pay agreements or change in control agreements.

     7    ABSENCE OF LITIGATION.  Except as disclosed in the Commission
Reports filed after December 31, 1995 or in SCHEDULE 5.7 hereto, there are no claims, actions, proceedings or investigations pending or, to the best knowledge of the Company, threatened against the Company or any of its subsidiaries, or, to the best knowledge of the Company, pending or threatened against any of its directors, officers, employees or agents, by any claimant or involving any properties or rights of the Company or any of its subsidiaries, at law or in equity, before any court, arbitrator or administrative governmental regulatory authority or body that (i) individually or in the aggregate would have or are reasonably likely to have a Material Adverse Effect on the Company and its subsidiaries taken as a whole or (ii) seek to delay or prevent the consummation of the transactions contemplated hereby. Except as set forth on SCHEDULE 5.7 hereto, to the best knowledge of the Company, there are no ongoing or threatened claims, actions, proceedings or investigations instituted by or on behalf of the Department of Justice or any similar foreign, federal, state, county or local government agency against the Company, any of its subsidiaries or any of their respective directors, officers, employees or agents involving the business, properties, rights and/or activities of the Company and/or any of its subsidiaries. As of the date hereof, neither the Company nor any of its subsidiaries nor any of their respective properties are subject to any order, writ, judgment, injunction, decree, determination or award of any court, arbitrator or governmental authority that, individually or in the aggregate, have or are reasonably likely to have a Material Adverse Effect on the Company and its subsidiaries taken as a whole.

     8    EMPLOYEE BENEFIT PLANS.

          (a) SCHEDULE 5.8 hereto includes a list of each stock option, stock purchase, insurance, bonus, incentive compensation, severance, profit sharing, retirement, or other material employee benefit plan, policy or arrangement, including any employee benefit plan within the meaning of
Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") which the Company maintains, to which the Company or any one of its subsidiaries contributes, or under which any of the employees or former employees of the Company or any one of its subsidiaries are covered (collectively, the "PLANS"). Prior to the date of this Agreement, the Company has provided or made available to Parent a true and complete copy of each Plan as in effect on the date hereof. Other than as specifically disclosed in SCHEDULE 5.8 hereto, (i) none of the Plans is a multiemployer plan within the meaning of ERISA; (ii) none of the Plans provides for or promises retiree medical benefits or life insurance to any current or former employee, officer or director of the Company or its subsidiaries;
(iii) each Plan which is intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "CODE"), is so qualified; (iv) each Plan is now and has been operated in all material respects in accordance with the requirements of applicable law; and (v) with respect to Plans subject to Title IV of ERISA, the aggregate projected benefit obligations of such Plans (determined for each such Plan as of the date of the most recent actuarial valuation prepared for such Plan) does not exceed the fair market value of the assets of such Plans (determined as of the date of such valuation).

          (b) Except as disclosed in SCHEDULE 5.8 hereto, the execution of, and performance of the transactions contemplated by, this Agreement will not (either alone or upon the occurrence of any additional subsequent events directly related to the transactions contemplated hereby) (i) constitute an event under any Plan that will or may result in any payment (whether of severance pay or otherwise), acceleration, forgiveness of indebtedness, vesting, distribution, increase in benefits or obligations to fund benefits with respect to any employee, director or consultant of the Company or any of its subsidiaries pursuant to any Plan or (ii) result in the triggering or imposition of any restrictions or limitations on the right of the Company or Parent to amend or terminate any Plan. No payment or benefit which will be required to be made pursuant to the terms of any agreement, commitment or Plan, as a result of the transactions contemplated by this Agreement, to any officer, director or employee of the Company or any of its subsidiaries, could be characterized as an "excess parachute payment" within the meaning of Section 280G of the Code or could be non-deductible by reason of Section 162(m) of the Code.

          (c) All contributions have been made in all material respects as required by the terms of each of the Plans listed in SCHEDULE 5.8 and the terms of any related collective bargaining agreements, and, except as set forth in SCHEDULE 5.8 hereto, neither the Company nor any of its subsidiaries has any knowledge or has received any notice that any such plan is in reorganization, that increased contributions are required to avoid a reduction in plan benefits or the imposition of any excise tax, that any such plan is or has been (except as used in accordance with the terms of such Plan and in accordance with applicable law) funded at a rate less than required under Section 412 of the Code, or that any such plan is insolvent.

     9    LABOR MATTERS.  Except as set forth in SCHEDULE 5.9 hereto, neither the Company nor any of its subsidiaries is a party to, or bound by, any collective bargaining agreement or contract or other agreement or understanding with a labor union or labor union organization. There is no unfair labor practice or labor arbitration proceeding pending or, to the knowledge of the Company, threatened against the Company or any of its subsidiaries relating to their business, except for any such proceeding which would not have a Material Adverse Effect on the Company and its subsidiaries taken as a whole. There is not currently pending or, to the best knowledge of the Company, threatened any labor dispute or labor stoppage regarding any of the Company's, or any of its subsidiaries', current employees or any of the labor relations or collective bargaining contracts listed on SCHEDULE 5.9 hereto, except for that labor relations contract listed on SCHEDULE 5.9 hereto that expires on December 31, 1996, the negotiation of a new contract of which is expressly provided for in
Section 6.1 hereof. Except as set forth in SCHEDULE 5.9 hereto, to the knowledge of the Company, there are no organizational efforts with respect to the formation of a collective bargaining unit presently being made or threatened involving employees of the Company or any of its subsidiaries.

     10   TAXES.

          (a) Except as set forth in SCHEDULE 5.10 hereto, the Company and each of its subsidiaries has paid or caused to be paid all material Taxes (as defined below), owed by it through the date hereof except such as are reserved for in the Company's balance sheet contained in the most recently filed Commission Report and are being contested in good faith by appropriate proceedings. Except as set forth in SCHEDULE 5.10 hereto, the Company and its subsidiaries have timely filed and properly prepared all foreign, federal, state and local tax returns and reports required to be filed by any of them through the date hereof, and all such returns and reports completely and accurately in all material respects set forth the amount of any Taxes relating to the applicable period.

          (b) Except as set forth in SCHEDULE 5.10 hereto, neither the Internal Revenue Service (the "IRS") nor any other governmental or taxing authority or agency is now asserting or, to the best of the Company's knowledge, threatening to assert, against the Company or any of its subsidiaries or any partnership, joint venture or limited liability company in which the Company or any of its subsidiaries is a partner, joint venturer or member, as the case may be, any deficiency or claim for any additional material Tax or Taxes. Except as set forth in SCHEDULE 5.10 hereto, there is no dispute or claim concerning any Tax liability of the Company or any subsidiary, either claimed or raised by any governmental or taxing authority, or as to which any director or officer of the Company or any of its subsidiaries has reason to believe may be claimed or raised by any governmental or taxing authority that is material, either individually or in the aggregate, to the Company and its subsidiaries taken as a whole. Except as set forth in SCHEDULE 5.10, no claim has ever been made by a taxing authority in a jurisdiction where the Company does not file reports and returns that the Company is or may be subject to taxation by that jurisdiction. There are no security interests on any of the assets of the Company or any of its subsidiaries that arose in connection with any failure (or alleged failure) to pay any Taxes. The Company has never entered into a closing agreement pursuant to Section 7121 of the Code.

          (c) Except as set forth in SCHEDULE 5.10 hereto, neither the Company nor any of its subsidiaries has received written notice of any audit of any tax return filed by the Company or its subsidiaries, and neither the Company nor any of its subsidiaries has been notified by any governmental or taxing authority that any such audit is contemplated or pending. Except as set forth in SCHEDULE 5.10 hereto, neither the Company nor any of its subsidiaries has executed or filed with the IRS or any other governmental or taxing authority any agreement now in effect extending the period for assessment or collection of any Taxes, and no extension of time with respect to any date on which a tax return was or is to be filed by the Company is in force. True, correct and complete copies of all foreign, federal, state and local income or franchise tax returns filed by the Company and each of its subsidiaries for those tax years or periods for which the applicable statute of limitations, or an extension or waiver thereof, has not lapsed, expired, or otherwise terminated, and all communications relating thereto have been delivered to the Parent or made available to representatives of the Parent. EXCEPT AS SET FORTH IN
SCHEDULE 5.10, neither the Company nor any of its subsidiaries has granted any waiver of any statute of limitations with respect to, or any extension of a period for the assessment of, any foreign, federal, state or local income tax.

          (d) The accruals and reserves for taxes reflected in the 1995 Balance Sheet are adequate to cover all Taxes accruable through such date (including interest and penalties, if any, thereon) in accordance with generally accepted accounting principles.

          (e) None of the Company and its subsidiaries has filed a consent under Section 341(f) of the Code concerning collapsible corporations. None of the Company and its subsidiaries has made any payments, is obligated to make any payments, or is a party to any agreement that under certain circumstances could obligate it to make any payments that will not be deductible under Section 280G of the Code. None of the Company and its subsidiaries has been a United States real property holding corporation within the meaning of Section 897(c)(2) of the Code during the applicable period specified in Section 897(c)(1)(A)(ii) of the Code. Each of the Company and its subsidiaries has disclosed on its federal income tax returns all positions taken therein that could give rise to a substantial understatement of federal income tax within the meaning of Section 6662 of the Code. None of the Company and its subsidiaries is a party to any tax allocation or sharing agreement. Except as set forth in SCHEDULE 5.10, none of the Company and its subsidiaries (A) has, except as set forth in
SCHEDULE 5.10 hereto, been a member of an affiliated group filing a consolidated federal income tax return (other than a group the common parent of which was the Company) or (B) has any liability for the Taxes of any person (other than any of the Company and its subsidiaries) under Reg.
Section 1.1502-6 (or any similar provision of state, local, or foreign law), as a transferee or successor, by contract, or otherwise.

          (f) The term "TAXES" shall mean, for purposes of this Agreement, all foreign, federal, state, local, and other taxes, including without limitation income taxes, estimated taxes, alternative minimum taxes, excise taxes, sales taxes, use taxes, value-added taxes, gross receipts taxes, franchise taxes, capital stock taxes, employment and payroll-related taxes, withholding taxes, stamp taxes, transfer taxes, windfall profit taxes, environmental taxes and property taxes, whether or not measured in whole or in part by net income, and all deficiencies or other additions to tax, interest, fines and penalties relating to any such taxes.

     11   ENVIRONMENTAL MATTERS.

          (a) Except as disclosed in SCHEDULE 5.11 hereto and for the matters specifically identified in environmental reports received by Parent or Acquisition Sub, and except for any other matters which, either individually or in the aggregate, would not have a Material Adverse Effect on the Company and its subsidiaries taken as a whole, to the Company's knowledge, the Company and its subsidiaries are in compliance with all applicable federal, state and local statutes, laws, codes, regulations, ordinances, rules, judgements, judicial decisions, decrees, injunctions, permits, and orders relating to (i) emissions, discharges or releases to the environment of Hazardous Substances (as hereinafter defined), (ii) the use, storage, handling, transport or disposal of Hazardous Substances, or
(iii) any matters of environmental regulation or control or similar protection of human health and safety (collectively, "ENVIRONMENTAL LAWS"). Except as disclosed in SCHEDULE 5.11 hereto, the Company has not received any written notice of any pending civil or criminal litigation, violation or formal administrative proceeding relating to the Environmental Laws involving the Company or any of its subsidiaries. Except as disclosed in
SCHEDULE 5.11 hereto and for the matters specifically identified in environmental reports received by Parent or Acquisition Sub, and except for any other matters which, either individually or in the aggregate, would not have a Material Adverse Effect on the Company and its subsidiaries taken as a whole, to the Company's knowledge, no conditions exist which could reasonably be expected to result in any litigation, notice or administrative proceeding described in the preceding sentence. Except as disclosed in SCHEDULE 5.11, and for the matters specifically identified in environmental reports received by Parent or Acquisition Sub and except for any other matters which, either individually or in the aggregate, would not have a Material Adverse Effect on the Company and its subsidiaries taken as a whole, to the Company's knowledge, the Company and each of its subsidiaries have all permits, licenses, consents and approvals required by Environmental Laws ("ENVIRONMENTAL PERMITS") for the conduct and operation of their respective businesses, all such Environmental Permits are in good standing and the Company and each of its subsidiaries are in compliance with all material terms and conditions of such Environmental Permits.

          (b) Except as disclosed in SCHEDULE 5.11 hereto and for the matters specifically identified in the environmental reports received by Parent and Sub, neither the Company nor any of its subsidiaries has received any written notice (A) of any actual or alleged violation of Environmental Laws by the Company or any of its subsidiaries, (B) of the institution or pendency of any action, claim, proceeding or investigation of the Company or any of its subsidiaries by any third party or governmental entity pursuant to Environmental Laws, (C) requiring the investigation, remediation or removal of Hazardous Substances from any of the Company's or any of its subsidiaries' properties or any part thereof, or (D) alleging that the Company or any of its subsidiaries are potentially responsible parties with respect to the release or threat of release of Hazardous Substances to the environment at any location. Except as disclosed in SCHEDULE 5.11 hereto, and for the matters specifically identified in environmental reports received by Parent or Acquisition Sub, and except for any other matters which, either individually or in the aggregate, would not have a Material Adverse Effect on the Company or its subsidiaries, to the Company's knowledge neither the Company nor any of its subsidiaries (i) has held, stored, released, transported or disposed of any Hazardous Substances on, under or at any of the Company's or any of its subsidiaries' properties or any part thereof, whether currently or formerly leased, owned or used for any purpose; (ii) has arranged for the disposal of Hazardous Substances at any location owned, leased or operated by any third party; or (iii) owns or operates real or personal property that has been the subject of any lien imposed by a governmental entity or a deed notice or restriction, which lien, notice or restriction relates to Hazardous Substances or the violation of any Environmental Laws. For purposes of this Agreement, the term "HAZARDOUS SUBSTANCES" shall mean any toxic or hazardous materials or substances or hazardous wastes, including but not limited to oil and petroleum products, defined as, or included in the definition of, "hazardous substances," "hazardous waste," "hazardous materials" or "toxic substances" under any Environmental Law and any substance with respect to which a federal, state or local agency requires environmental investigation, monitoring, reporting or remediation.

          (c) No filing, approval or other action required under the New Jersey Industrial Site Remediation Act, commonly known as ISRA or any similar federal or State Environmental Law is required to consummate the transactions contemplated hereby.

          (d)  Notwithstanding anything to the contrary in this Agreement,
(i) the representations and warranties made in Sections 5.11(a) and 5.11(b) hereof which are qualified as to the knowledge of the Company speak as of the date of this Agreement, (ii) to the extent any of the representations and warranties in Sections 5.5, 5.6, 5.7, 5.11 and 5.13 would otherwise be deemed incorrect by reason of the existence of any environmental matters or conditions existing as of the date hereof as to which the Company does not have knowledge as of the date hereof, such representations and warranties shall not be deemed to be incorrect; and (iii) any inability to bring down the representations and warranties set forth in Sections 5.5, 5.6, 5.7,
5.11 and 5.13, because of the existing unknown environmental matters or conditions referred to in clause (ii), as may be required by Section 8.3(a) or 8.3(b) hereof shall not constitute a condition to Parent's and Acquisition Sub's obligations to consummate the transactions contemplated under this Agreement and such existing environmental matters or conditions shall not cause a failure to satisfy Section 8.3(e). Notwithstanding the foregoing, the foregoing shall not apply to environmental matters or conditions (a) of which the Company has knowledge as of the date hereof, or
(b) which occur after the date hereof which do not relate to such existing environmental matters or conditions.

     12   BOOKS AND RECORDS.

          (a) The books of account and other financial records of the Company and each of its subsidiaries are true, complete and correct in all material respects and have been maintained in accordance with good business practices.

          (b) Except as set forth in SCHEDULE 5.12 the minute books and other corporate records of the Company and each of its subsidiaries have been made available to Parent or its representatives, contain in all material respects accurate records of all meetings, and accurately reflect in all material respects all other corporate actions, of the stockholders and directors and any committees of the board of directors of the Company and each of its subsidiaries.

     13   REAL AND PERSONAL PROPERTY.

          (a) OWNED REAL PROPERTY. All of the real property which is now owned and, to the best knowledge of the Company, has ever been owned by the Company and each of its subsidiaries (collectively referred to herein as the "OWNED REAL PROPERTY") is identified on SCHEDULE 5.13(A) hereto.
SCHEDULE 5.13(A) hereto also sets forth by address (i) all real property under contract to be acquired by the Company or any of its subsidiaries (the "ACQUISITION PROPERTY"), (ii) to the knowledge of the Company, the owner and usage of the Owned Real Property and the Acquisition Property and
(iii) whether the Owned Real Property is currently owned by the Company or any of its subsidiaries. The Company hereby makes the following representations and warranties with respect to the Owned Real Property which is currently owned by the Company:

               (i) TITLE AND DESCRIPTION. Each of the Company and its subsidiaries, as the case may be, has good, clear, record and marketable fee simple title to the Owned Real Property, free and clear of all (A) mortgages, deeds of trust, ground leases, assessments, leases and tenancies, claims, covenants, conditions, restrictions, easements, judgments or other encumbrances and free of encroachments onto or off of the Owned Real Property, except for (w) easements, claims, conditions, covenants, restrictions and similar encumbrances that do not interfere with the use of the Owned Real Property as currently used and improved, (x) encroachments that do not adversely affect the value or use of the Owned Real Property as currently used and improved, (y) any of same which are disclosed in any title report or title search received by, or made available by the Company to, Parent and Acquisition Sub or (z) matters set forth on
     SCHEDULE 5.13(A) ((w), (x), (y) and (z) are collectively referred to as "PERMITTED ENCUMBRANCES").

               (ii) SECURITY INTERESTS. All of the mortgages, deeds of trust, ground leases, security interests or similar material encumbrances on the Owned Real Property are set forth on SCHEDULE 5.13(A) (collectively, the "MORTGAGES"). Except as set forth on
     SCHEDULE 5.13(A), the Company and each of its applicable subsidiaries has obtained the consent of the holder of any Mortgage if the transactions contemplated hereby would otherwise cause a default under the Mortgage, and such transactions will not give the holder of any Mortgage any remedy, or the right to charge any premium or penalty.
     SCHEDULE 5.13(A) also indicates all Mortgages which are, by their terms, by means of a separate guaranty or otherwise, recourse, in whole or in part, to the Company or any of its subsidiaries.

               (iii) CONDITION. Except as set forth on SCHEDULE 5.13(A), to the Company's knowledge, (A) there are no material defects in the physical condition of any improvements constituting a part of the Owned Real Property, including, without limitation, structural elements, mechanical systems, roofs or parking and loading areas, and
     (B) all of such improvements are in good operating condition and repair, have been well maintained and are free from infestation by rodents or insects except for those exceptions which individually or in the aggregate do not have a Material Adverse Effect on the Company or its subsidiaries taken as a whole. Except as set forth on SCHEDULE 5.13(A), none of the Owned Real Property is subject to special flood or mudslide hazards or within the 100 year flood plain. All water, sewer, gas, electric, telephone, drainage and other utilities required by law or necessary for the current or planned operation of the Owned Real Property have been connected pursuant to valid permits and are sufficient to service the Owned Real Property.

               (iv) COMPLIANCE WITH LAW; GOVERNMENT APPROVALS. Neither the Company nor any of its subsidiaries has received any notice from any governmental authority of any violation of any law, ordinance, regulation, license, permit or authorization issued with respect to any of the Owned Real Property that has not been corrected heretofore, and to the Company's knowledge no such violation exists which could have a material adverse effect on the operation or value of any of the Owned Real Property. Except for those matters which do not individually or in the aggregate have a Material Adverse Effect on the Company and its subsidiaries taken as a whole, to the Company's knowledge (i) all improvements constituting part of the Owned Real Property have been completed and are now in compliance in all respects with all applicable laws, ordinances, regulations, licenses, permits and authorizations, and there are presently in effect all licenses, permits and authorizations required by law, ordinance, or regulation and (ii) the transactions contemplated hereby will not affect the rights of the Company or any of its subsidiaries to the use of any off-site facilities necessary to ensure compliance with all such laws, ordinances, codes and regulations. There is at least the minimum access required by applicable subdivision or similar law to the Owned
     Real Property.   Neither the Company nor any of its subsidiaries has
     received any notice of any pending or threatened real estate tax deficiency or reassessment or condemnation of all or any portion of any of the Owned Real Property.

          (b) LEASED REAL PROPERTY. SCHEDULE 5.13(B) hereto sets forth, by address, owner, tenant, and usage, all of the real property which is now leased or operated and, to the best knowledge of the Company, has ever been leased or operated by the Company or any of its subsidiaries (collectively, the "LEASED REAL PROPERTY"). The Company hereby makes the following representations and warranties with respect to the Leased Real Property which is now leased or operated by the Company and its subsidiaries:

               (i) LEASES. The copies of the leases of the Leased Real Property (collectively, the "LEASES") delivered by the Company to Parent are complete, accurate, true and correct, and the information with respect to each of the Leases set forth in SCHEDULE 5.13(B) is complete, accurate, true and correct in all material respects as of the date hereof. With respect to each of the Leases, except as set forth on SCHEDULE 5.13(B):

                       (A) each of the Leases is in full force and effect and has not been modified, amended, or altered, in writing or otherwise;
                       (B)    to the Company's knowledge, (I) all
          obligations of the landlord or lessor under the Leases which have accrued have been performed in all material respects, and (II) no landlord or lessor is in default under any Lease in any material respect;

                       (C)    to the Company's knowledge, (I) all
          obligations of the tenant or lessee under the Leases which have accrued have been performed in all material respects, and neither the Company nor any of its subsidiaries is in default under any Lease in any material respect provided that the Company's timely payment of its rental obligations under the Leases is not qualified by the Company's knowledge, and (II) no circumstance presently exists which, with notice or the passage of time, or both, would give rise to a material default by the Company or any of its subsidiaries; and

                       (D) the Company and each of its subsidiaries, as the case may be, has obtained or will obtain prior to the Closing the consent of each landlord or lessor under any Leases whose consent is required to the transactions contemplated hereby and any necessary landlord waiver or subordinations in the form heretofore presented to the Company by Parent required by the entities providing Parent and Acquisition Sub with the financing to consummate the Merger and the other transactions contemplated hereby, and, subject to obtaining the foregoing consents, the Merger and the other transactions contemplated hereby (other than the Financing) will not give any landlord or lessor under any Lease any remedy, including, without limitation, any right to declare a default under any Lease; provided, however that with respect to those Leases marked as such on SCHEDULE 5.13(B), the Company shall be required only to exercise its best efforts to obtain such consent or landlord waiver.

               (ii) TITLE AND DESCRIPTION. The Company and each of its subsidiaries, as the case may be, holds a good, clear, marketable, valid and enforceable leasehold interest in the Leased Real Property pursuant to the Leases, subject only to the right of reversion of the landlord or lessor under the Leases and any mortgagee thereof, free and clear, to the Company's knowledge, of all other prior or subordinate interests, including, without limitation, mortgages, deeds of trust, ground leases, leases, subleases, assessments, tenancies, claims, covenants, conditions, restrictions, easements, judgments or other encumbrances or matters affecting title, and free of encroachments onto or off of the Leased Real Property, except for (v) any of the same which are disclosed in any title report or title search received by Parent or Acquisition Sub or made available by the Company to Parent or Acquisition Sub, (w) any rights of any person which has been granted rights by any owner of any such property,
     (x) easements, claims, conditions, covenants, restrictions and similar encumbrances that do not materially interfere with the use of the Leased Real Property as currently used and improved,
     (y) encroachments that do not materially adversely affect the value or use of the Leased Real Property as currently used and improved and (z) matters set forth on SCHEDULE 5.13(B).

               (iii) CONDITION. Except as set forth on SCHEDULE 5.13(B) and except for those matters which do not individually or in the aggregate have a Material Adverse Effect on the Company and its subsidiaries taken as a whole, to the Company's knowledge, (A) there are no material defects in the physical condition of any improvements constituting a part of the Leased Real Property, including, without limitation, structural elements, mechanical systems, roofs or parking and loading areas, and, (B) all of such improvements are in good operating condition and repair, have been well maintained and are free from infestation by rodents or insects. Except as set forth on
     SCHEDULE 5.13(B), none of the Leased Real Property is subject to special flood or mudslide hazards or within the 100 year flood plain. Except for any which does not individually or in the aggregate have a Material Adverse Effect on the Company or its subsidiaries taken as a whole, all water, sewer, gas, electric, telephone, drainage and other utilities required by law or necessary for the current or planned operation of the Leased Real Property have been installed and connected pursuant to valid permits, and are sufficient to service the Leased Real Property.

               (iv) COMPLIANCE WITH LAW; GOVERNMENT APPROVALS. Neither the Company nor any of its subsidiaries has received any written notice from any governmental authority of any violation of any law, ordinance, regulation, license, permit or authorization issued with respect to any of the Leased Real Property that has not been corrected heretofore. To the Company's knowledge, except as described on
     SCHEDULE 5.13(B) and except for violations that would not have a Material Adverse Effect on the Company and its subsidiaries taken as a whole, (A) no such violation now exists which could have an adverse effect on the operation or value of any of the Leased Real Property, and (B) all improvements constituting a part of the Leased Real Property are in compliance in all respects with all applicable laws, ordinances, regulations, licenses, permits and authorizations, and there are presently in effect all licenses, permits and authorizations required by law, ordinance, or regulation. The transactions contemplated hereby will not affect the rights of the Company or any of its subsidiaries to use any off-site facilities necessary to ensure compliance with all such laws, ordinances, codes and regulations. There is at least the minimum access required by applicable subdivision or similar law to the Leased Real Property. Neither the Company nor any of its subsidiaries has received any notice of any pending or threatened real estate tax deficiency or reassessment or condemnation of all or any portion of any of the Leased Real Property.

          (c) VIOLATIONS/CONDEMNATION. Except as set forth in SCHEDULE 5.13(C) hereto, neither the Company nor any of its subsidiaries has received, with respect to any Owned Real Property currently owned, leased or operated by the Company or Leased Real Property currently owned, leased or operated by the Company, any written notice of default or termination or any written notice of noncompliance with respect to applicable federal, state or local laws and regulations relating to zoning, building, fire, use restriction or safety or health codes which have not been remedied in all respects which, either individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect on the Company and its subsidiaries taken as a whole. There is no pending or, to the knowledge of the Company or any of its subsidiaries, threatened condemnation or other governmental taking of any of the Owned Real Property or Leased Real Property.

          (d) Notwithstanding anything to the contrary contained in this Agreement, those representations and warranties contained in this Agreement with respect to Owned Real Property which is not currently either leased, operated or owned by either the Company or any of its subsidiaries, and Leased Real Property which is not currently either leased, owned or operated by either the Company or any of its subsidiaries, is subject to the knowledge of the Company.

     14   CONTRACTS.  Except as set forth on Schedule 5.14 hereto, neither the Company nor any of its subsidiaries is in default, or has received any notice that it is in default, in any respect under any contract, agreement, commitment, arrangement, lease, policy or other instrument to which the Company or any of its subsidiaries is a party or by which the Company or any such subsidiary is bound (excluding contracts, agreements, commitments, arrangements, leases, policies or other instruments involving total payments not in excess of $100,000 and which may be terminated within 90 days by the Company or any of its subsidiaries) ("MATERIAL CONTRACTS"), except for those defaults which could not reasonably be expected, either individually or in the aggregate, to have a Material Adverse Effect on the Company and its subsidiaries taken as a whole, and there has not occurred any event that, with the lapse of time or the giving of notice or both, would constitute such a material default. To the Company's knowledge, no other party to any such Material Contact is in material breach or default of the terms thereunder or has refused or otherwise failed to materially perform under the terms thereof.

     15   TRADE NAMES.

          (a) Except as set forth on SCHEDULE 5.15, the Company and each of its applicable subsidiaries, as the case may be, owns all rights to, or possesses a valid, subsisting and enforceable exclusive license to use (in each case, free and clear of any liens), all trade names used by the Company or any of its subsidiaries in the jurisdictions in which such names are used. To the best knowledge of the Company, except as disclosed in
SCHEDULE 5.15 hereto, (i) the use of trade names by the Company and its subsidiaries does not infringe on the rights of any person, (ii) no person is infringing on any right of the Company or any of its subsidiaries with respect to any of the Company's or such subsidiaries' trade names, (iii) there is no decree, undertaking or agreement limiting the scope of the Company's or any of its subsidiaries' right to use any of its trade names and (iv) neither the Company nor any of its subsidiaries has granted any license to any person for the use of the Company's or any of its subsidiaries' trade names.

          (b) Except in each case as disclosed in the Company's Commission Reports or as set forth in SCHEDULE 5.15 hereto:

               (i) to the best knowledge of the Company, the Company owns, has the right to use, sell, license and dispose of, and has the right to bring actions for the infringement of, and, where necessary, has made timely and proper application for all Intellectual Property Rights (as defined below) necessary or required for the conduct of its business as currently conducted (such Intellectual Property Rights, collectively, the "REQUISITE RIGHTS") and has such rights to use, sell, license, dispose of and bring such actions as are sufficient for such conduct of its business;

               (ii) to the best knowledge of the Company, there are no royalties, honoraria, fees or other payments payable by the Company to any person by reason of the ownership, use, license, sale or disposition of Requisite Rights; and

               (iii) to the best knowledge of the Company, neither the marketing, license, sale nor use of any product currently or proposed to be licensed or sold by the Company materially violates or will materially violate any license or agreement with any third party to which the Company is a party or materially infringe any Intellectual Property Right of any other party.

     As used herein, the term "INTELLECTUAL PROPERTY RIGHTS" shall mean all industrial and intellectual property rights, including, without limitation, patents, patent applications, patent rights, trademarks, trademark applications, trade names, service marks, service mark applications, copyrights, copyright applications, know-how, trade secrets, proprietary processes and formulae, franchises, licenses, inventions, marketing materials, trade dress, logos and designs and all documentation and media constituting, describing or relating to the foregoing, including, without limitation, manuals, memoranda and records.

     16   AFFILIATE TRANSACTIONS.  Except as set forth on SCHEDULE 5.16 hereto, (i) the Company has not engaged in any transaction involving any lease or other transaction or the transfer of any cash, property or rights to or from the Company or any of its subsidiaries from, to or for the benefit of any affiliate or former affiliate of the Company or any of its subsidiaries ("AFFILIATE TRANSACTIONS") during the period commencing January 1, 1994 through the date hereof, (ii) neither the Company nor any of its subsidiaries has any existing commitments to engage in the future in any material Affiliate Transactions and (iii) to the best knowledge of the Company, no affiliate of the Company or any of its subsidiaries is party to any contract with a third party pursuant to which (x) as a result of a claimed breach a claim against the Company or any such subsidiary may arise or (y) a liability (whether absolute, contingent or otherwise) might accrue against the Company or any such subsidiary.

     17   BROKERAGE FEES.  The Company has not retained any financial adviser, broker, agent or finder or paid or agreed to pay any financial adviser, broker, agent or finder on account of this Agreement or any transaction contemplated hereby, except that Hill Thompson Capital Markets, Inc. has been retained as the Company's financial advisor in connection with certain matters including the transactions contemplated hereby. The Company has heretofore furnished to Parent a complete and correct copy of all agreements between the Company and Hill Thompson Capital Markets, Inc. pursuant to which such firm would be entitled to any payment relating to the transactions contemplated hereby. Other than the foregoing arrangements and Frederick Marino's arrangements with Proteus International Group Incorporated, the Company is not aware of any claim for payment of any finder's fee, brokerage or agent's commissions or other like payments in connection with the negotiations leading to the Merger, this Agreement or the consummation of the transactions contemplated hereby.

     18   SUBSIDIARIES.  The Company's subsidiaries and investments in any other corporation, partnership, joint venture or other business organization are listed in SCHEDULE 5.18 hereto. The Company owns beneficially and of record all of the outstanding shares of capital stock or other equity interest of each of its subsidiaries, and such shares or other equity interest are duly authorized, validly issued, fully paid and non-assessable, and are free and clear of all preemptive rights and, except as set forth on SCHEDULE 5.18 hereto, all liens, charges, encumbrances, equities, claims and options whatsoever. There are not any outstanding subscriptions, options, warrants or other rights, agreements or commitments to purchase any additional shares of such subsidiary's capital stock or any other securities convertible into or evidencing the right to subscribe for any capital stock of such subsidiary. Except as disclosed in SCHEDULE 5.18, all of the outstanding shares of capital stock or other equity interest of each of the Company's subsidiaries are owned beneficially and of record by the Company free of any lien, restriction or encumbrance and said shares have been duly authorized and validly issued and are outstanding, fully paid and non-assessable.

     19   DISCLOSURE.  The representations, warranties and statements made by the Company in this Agreement and in the schedules and exhibits attached hereto and in the certificates and other documents delivered pursuant to
Section 8.3(a) and 8.3(b) hereof do not contain any untrue statement of a material fact, and, when taken together, do not omit to state any material fact necessary to make such representations, warranties and statements, in light of the circumstances under which they are made, not misleading and may be relied upon regardless of any investigation by or independent inquiry or knowledge of Parent, Acquisition Sub or any of their respective employees, consultants, advisers or affiliates. Parent and Acquisition Sub acknowledge that they are not relying on any representations and warranties other than the representations and warranties contained in this Agreement and the schedules and exhibits attached hereto.


6.   CONDUCT OF BUSINESS PENDING THE MERGER

     1    CONDUCT OF BUSINESS BY THE COMPANY.  During the period from the date of this Agreement to the Effective Time, except as otherwise contemplated by this Agreement or as set forth in SCHEDULE 6.1 hereto, the Company shall, and shall cause each of its subsidiaries to, carry on their respective businesses in the usual, regular and ordinary course, reasonably consistent with past practice in all material respects, and use their best efforts to preserve intact their present business organizations, keep available the services of their present advisors, managers, officers and employees and preserve their relationships in all material respects with customers, suppliers, licensors and others having business dealings with them and continue existing contracts (for the term provided in such contracts), provided that the Company shall not be required to make any payments (cash or otherwise) outside the ordinary course or enter into or amend any contractual arrangements or understandings to satisfy the foregoing obligations; PROVIDED, HOWEVER, that the covenant contained in this sentence shall not be deemed to be breached in any material respect unless any actions or failures to act when taken together constituted unreasonable business judgements determined on the basis of the Company's compliances, or non-compliances, taken on the whole with this sentence; and the Company shall have the right within ten (10) days after receipt of the written notice from Parent to cure any such claimed breach as is reasonably susceptible of cure. Notwithstanding the foregoing and without limiting the generality of the foregoing, neither the Company nor any of its subsidiaries will (except as expressly permitted by this Agreement or to the extent that Parent shall otherwise consent in writing):

          (a) (i) declare, set aside or pay any dividend or other distribution (whether in cash, stock, or property or any combination thereof) in respect of any of its capital stock, (ii) split, combine or reclassify any of its capital stock or (iii) repurchase, redeem or otherwise acquire any of its securities, except, in the case of clause
(iii), for the acquisition of shares of Company Common Stock from holders of the Options in full or partial payment of the exercise price payable by such holders upon exercise of the Options outstanding on the date of this Agreement;

          (b) authorize for issuance, issue, sell, deliver or agree or commit to issue, sell or deliver (whether through the issuance or granting of options, warrants, commitments, subscriptions, rights to purchase or otherwise) any stock of any class or any other securities (including indebtedness having the right to vote) or equity equivalents (including, without limitation, stock appreciation rights) (OTHER THAN THE ISSUANCE OF COMPANY COMMON STOCK UPON THE EXERCISE OF THE OPTIONS OUTSTANDING ON THE DATE OF THIS AGREEMENT IN ACCORDANCE WITH THEIR PRESENT TERMS);

          (c) ACQUIRE, SELL, LEASE, ENCUMBER, TRANSFER OR DISPOSE OF ANY ASSETS OUTSIDE THE ORDINARY COURSE OF BUSINESS WHICH ARE MATERIAL TO THE COMPANY AND ITS SUBSIDIARIES TAKEN AS A WHOLE (WHETHER BY ASSET
ACQUISITION, STOCK ACQUISITION OR OTHERWISE), EXCEPT PURSUANT TO
OBLIGATIONS IN EFFECT ON THE DATE HEREOF WHICH HAVE BEEN DISCLOSED IN WRITING TO PARENT AND ACQUISITION SUB PRIOR TO THE DATE HEREOF;

          (d) (I) INCUR ANY INDEBTEDNESS FOR BORROWED MONEY, GUARANTEE ANY INDEBTEDNESS, ISSUE OR SELL DEBT SECURITIES OR WARRANTS OR RIGHTS TO ACQUIRE ANY DEBT SECURITIES, GUARANTEE (OR BECOME LIABLE FOR) ANY DEBT OF OTHERS, MAKE ANY LOANS, ADVANCES OR CAPITAL CONTRIBUTIONS, MORTGAGE, PLEDGE OR OTHERWISE ENCUMBER ANY MATERIAL ASSETS, OR CREATE OR SUFFER ANY MATERIAL LIEN THEREUPON, OTHER THAN, AS TO EACH OF THE FOREGOING, IN THE ORDINARY COURSE OF BUSINESS REASONABLY CONSISTENT WITH PRIOR PRACTICE OR (II) INCUR ANY SHORT-TERM INDEBTEDNESS FOR BORROWED MONEY, EXCEPT, IN EACH SUCH CASE, PURSUANT TO CREDIT FACILITIES IN EXISTENCE ON THE DATE HEREOF UNDER THE TERMS THEREOF ON THE DATE HEREOF, WHICH CREDIT FACILITIES HAVE BEEN DISCLOSED IN WRITING TO PARENT AND ACQUISITION SUB PRIOR TO THE DATE HEREOF;

          (e) PAY, DISCHARGE OR SATISFY ANY CLAIMS, LIABILITIES OR OBLIGATIONS (ABSOLUTE, ACCRUED, ASSERTED OR UNASSERTED, CONTINGENT OR OTHERWISE), OTHER THAN ANY PAYMENT, DISCHARGE OR SATISFACTION (I) IN THE ORDINARY COURSE OF BUSINESS REASONABLY CONSISTENT WITH PAST PRACTICE, OR
(II) IN CONNECTION WITH THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT;
          (f) CHANGE ANY OF THE ACCOUNTING PRINCIPLES OR PRACTICES USED BY IT (EXCEPT AS REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, IN WHICH CASE WRITTEN NOTICE SHALL BE PROVIDED TO PARENT AND ACQUISITION SUB PRIOR TO ANY SUCH CHANGE);

          (g) EXCEPT AS REQUIRED BY LAW, (I) ENTER INTO, ADOPT, AMEND OR TERMINATE ANY EMPLOYEE BENEFIT PLAN, (II) ENTER INTO, ADOPT, AMEND OR TERMINATE ANY AGREEMENT, ARRANGEMENT, PLAN OR POLICY BETWEEN THE COMPANY OR ANY OF ITS SUBSIDIARIES AND ONE OR MORE OF THEIR DIRECTORS OR OFFICERS, OR
(III) EXCEPT FOR NORMAL INCREASES IN THE ORDINARY COURSE OF BUSINESS REASONABLY CONSISTENT WITH PAST PRACTICE, INCREASE IN ANY MANNER THE COMPENSATION OR FRINGE BENEFITS OF ANY DIRECTOR, OFFICER OR EMPLOYEE OR PAY ANY BENEFIT NOT REQUIRED BY ANY PLAN OR ARRANGEMENT AS IN EFFECT AS OF THE DATE HEREOF;

          (h) ADOPT ANY AMENDMENTS TO THE COMPANY'S CERTIFICATE OR THE COMPANY'S BY-LAWS, EXCEPT AS EXPRESSLY PROVIDED BY THE TERMS OF THIS AGREEMENT;

          (i) ENTER INTO A NEW AGREEMENT OR AMEND ANY EXISTING AGREEMENT WHICH COULD REASONABLY BE EXPECTED TO HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY AND ITS SUBSIDIARIES TAKEN AS A WHOLE;

          (j)  ADOPT A PLAN OF COMPLETE OR PARTIAL LIQUIDATION OR
RESOLUTIONS PROVIDING FOR OR AUTHORIZING SUCH A LIQUIDATION OR A
DISSOLUTION, MERGER, CONSOLIDATION, RESTRUCTURING, RECAPITALIZATION OR REORGANIZATION;

          (k)  ENTER INTO OR AMEND, EXTEND OR OTHERWISE ALTER ANY
COLLECTIVE BARGAINING AGREEMENT;

          (l) SETTLE OR COMPROMISE ANY LITIGATION (WHETHER OR NOT COMMENCED PRIOR TO THE DATE OF THIS AGREEMENT) OTHER THAN SETTLEMENTS OR COMPROMISES OR LITIGATION WHERE THE AMOUNT PAID (AFTER GIVING EFFECT TO INSURANCE PROCEEDS ACTUALLY RECEIVED) IN SETTLEMENT OR COMPROMISE DOES NOT EXCEED $50,000;

          (m) GRANT ANY NEW OR MODIFIED SEVERANCE OR TERMINATION ARRANGEMENT OR INCREASE OR ACCELERATE ANY BENEFITS PAYABLE UNDER ITS SEVERANCE OR TERMINATION PAY POLICIES IN EFFECT ON THE DATE HEREOF, EXCEPT WITH RESPECT TO THE OPTIONS AND EXCEPT TO THE EXTENT PROVIDED BY THE TERMS OF ANY SUCH ARRANGEMENTS OR POLICIES IN EFFECT ON THE DATE HEREOF WHICH ARRANGEMENTS OR POLICIES HAVE BEEN DISCLOSED IN SCHEDULE 5.8 hereto;

          (n) except as set forth on SCHEDULE 6.1 hereto, enter into any transaction, contract or arrangement with any affiliate;

          (o) except as set forth on SCHEDULE 6.1 hereto, enter into any other material agreement, arrangement or understanding, whether oral or written, outside the ordinary course of business;

          (p) enter into an agreement to take any of the foregoing actions or enter into an agreement that would foreseeably result in the failure of any of the conditions to the Merger set forth in Section 8 hereof to occur or be satisfied; or
          (q) authorize any of, or commit or agree to take any of, or take any corporate action in furtherance of, any of the foregoing actions.

     Notwithstanding the foregoing, the Company may negotiate and enter into a collective bargaining agreement with Local 282, the existing contract of which expires December 31, 1996, on terms acceptable to the Company, without the consent of Parent or Acquisition Sub and the absence of an agreement with Local 282 after December 31, 1996 or a resulting strike by Local 282 shall not be deemed to have a Material Adverse Effect on the Company or constitute the failure of any obligations under this Agreement.


7.   ADDITIONAL AGREEMENTS

     1    PROXY STATEMENT; OTHER FILINGS.  As promptly as practicable, the
Company shall prepare, shall file with the Commission under the Exchange Act, shall use its best efforts to have cleared by the Commission and promptly thereafter shall mail to its stockholders, a Proxy Statement with respect to the meeting of the Company's stockholders referred to in
Section 7.2. The term "PROXY STATEMENT" shall mean such proxy statement, as the case may be, and all related proxy materials at the time such documents initially are mailed to the Company's stockholders, and all amendments or supplements thereto, if any, similarly filed and mailed. The Company shall give Parent and its counsel a reasonable opportunity to review and comment upon the Proxy Statement prior to its being filed with the Commission and shall give Parent and its counsel a reasonable opportunity to review all amendments and supplements to the Proxy Statement and all responses to requests for additional information and replies to comments prior to their being filed with, or sent to, the Commission and, in the case of the Proxy Statement and any amendments or supplements thereto, prior to its being disseminated to holders of shares of Company Common Stock. As promptly as practicable, the Company, Parent and Acquisition Sub each shall properly prepare and file any other filings required under the Exchange Act or any other federal or state law relating to the Merger and the transactions contemplated herein (including filings, if any, required under the Hart-Scott-Rodino Act) (collectively, "OTHER FILINGS"). Each of Parent and the Company shall promptly notify the other of the receipt of any comments on, or any request for amendments or supplements to, the Proxy Statement or any Other Filings by the Commission or any other governmental entity or official, and each of the Company and Parent shall supply the other with copies of all correspondence between it and each of its subsidiaries and representatives, on the one hand, and the Commission or the members of its staff or any other appropriate governmental official, on the other hand, with respect to the Proxy Statement and any of the Other Filings. The Company, Parent and Acquisition Sub each shall use its respective best efforts to obtain and furnish the information required to be included in the Proxy Statement and any Other Filings, and the Company, after consultation with Parent, shall use its best efforts to respond promptly to any comments made by the Commission with respect to the Proxy Statement and any preliminary version thereof. The information provided and to be provided by Parent, Acquisition Sub and the Company, respectively, for use in the Proxy Statement shall, on both the date the Proxy Statement is first mailed to the Company's stockholders as referred to in Section 7.2 hereof and the date such stockholders meeting is held, not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they are made, not misleading, or necessary to correct any statement in any earlier communication with respect to the solicitation of proxies for the stockholders' meeting which shall have become false or misleading, and shall comply in all material respects as to form and substance with all applicable requirements of law. Parent, the Company and Acquisition Sub each agree to correct promptly any such information provided by it for use in the Proxy Statement which shall have become false or misleading.

     2    MEETING OF THE COMPANY'S STOCKHOLDERS. In order to consummate the
Merger, the Company, acting through the Board, shall take all action necessary in accordance with applicable laws, the Company's Certificate and By-laws to duly call, give notice of, convene and hold an annual or special meeting of its stockholders as promptly as practicable to consider and vote upon the approval and adoption of this Agreement and the approval of the Merger and to take such other action as is necessary or desirable to consummate the transactions contemplated hereby (the "STOCKHOLDERS' MEETING"). Except to the extent required by law or the Company's By-Laws
(a) the Company shall not convene any meeting of its Stockholders prior to the Stockholders' Meeting, and (b) the company shall not present any other matter at the Stockholders' Meeting except for the matters contemplated by this Agreement. At the Stockholders' Meeting, all the shares of Company Common Stock owned by Parent, Acquisition Sub or any other subsidiary or affiliate of Parent shall be voted in favor of the Merger. The stockholder vote required for the adoption of this Agreement and the Merger shall be the vote required by the Corporation Law. The Proxy Statement shall, except to the extent legally required under the Corporation Law for the discharge of the fiduciary duties of the Board as advised by its counsel, contain the determination and the recommendation of the Board that the stockholders of the Company approve and adopt this Agreement and the transactions contemplated hereby including the Merger and the Company, acting through the Board, shall use its best efforts to obtain such approval and adoption. Parent and the Company shall coordinate and cooperate with respect to the foregoing matters.

     3    ADDITIONAL AGREEMENTS.  Subject to the terms and conditions herein provided, each of the parties hereto agrees to use its best efforts
(i) to take, or cause to be taken, all actions and (ii) to do, or cause to be done, all things necessary, proper or advisable to consummate and make effective as promptly as practicable the transactions contemplated by this Agreement and to cooperate with each other in connection with the foregoing, including the taking of such actions as are necessary to obtain any necessary consents, approvals, orders, exemptions and authorizations by or from any public or private third party, including without limitation any that are required to be obtained under any federal, state or local law or regulation or any contract, agreement or instrument to which the Company or any subsidiary is a party or by which any of their respective properties or assets are bound, (iii) to defend all lawsuits or other legal proceedings challenging this Agreement or the consummation of the transactions contemplated hereby, (iv) to cause to be lifted or rescinded any injunction or restraining order or other order adversely affecting the ability of the parties to consummate the transactions contemplated hereby, and (v) to effect all necessary registrations and Other Filings, including, but not limited to, filings under the Hart-Scott-Rodino Act, if any, and submissions of information requested by governmental authorities. Without limiting the generality of the foregoing, Parent and Acquisition Sub will use their best efforts to obtain appropriate financing to consummate the Merger. For purposes of the foregoing sentence and as to the Company's obligations under Section 5.13(b)(i)(D) hereof, the obligation of the Company, Parent and Acquisition Sub to use their "best efforts" to obtain waivers, consents and approvals to loan agreements, leases and other contracts shall not include any obligation to agree to an adverse modification of the terms of such documents or to prepay or incur additional obligations (payment or otherwise) to such other parties.

     4    FEES AND EXPENSES. Except as set forth in Section 9.2 below, whether or not the Merger is consummated, all fees, costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such cost or expense. Notwithstanding the foregoing, upon consummation of the Merger, Parent may be reimbursed by the Company for all costs and expenses incurred by Parent and Acquisition Sub in connection with this Agreement and the transactions contemplated hereby.

     5    NO SOLICITATIONS.

          (a) Unless and until this Agreement shall have been terminated in accordance with its terms, the Company agrees and covenants that (i) neither it nor any of its subsidiaries shall, and each of them shall direct and use its best efforts to cause its respective officers, directors, employees, agents and representatives (including, without limitation, any investment banker, attorney or accountant retained by it or any of its subsidiaries) not to, directly or indirectly, initiate, solicit or encourage any inquiries or the making or implementation of any proposal or offer (including, without limitation, any proposal or offer to its stockholders) with respect to a merger, acquisition, tender offer, exchange offer, consolidation or similar transaction involving any purchase of 10% or more of the assets or securities of the Company or any of its subsidiaries, other than the transactions contemplated by this Agreement (any such proposal or offer being hereinafter referred to as an "ACQUISITION PROPOSAL") or engage in any negotiations with, or provide any confidential information or data to, or have any discussions with, any person relating to, an Acquisition Proposal, or otherwise facilitate any effort or attempt to make or implement an Acquisition Proposal; (ii) the Company will immediately cease and cause to be terminated any existing activities, discussions or negotiations with any persons conducted heretofore with respect to any of the foregoing and will take the necessary steps to inform the individuals or entities referred to above of the obligations undertaken in this Section; and (iii) the Company will notify the Parent immediately if any such inquiries or proposals are received by, any such information is requested from, or any such negotiations or discussions are sought to be initiated or continued with, the Company, which notification shall include the terms of any such inquiries or proposals.

     (b) Notwithstanding anything set forth in this Agreement to the contrary, the Board may furnish or cause to be furnished by any committee thereof, any executive officer of the Company, the Company's counsel or the Company's investment advisor information or data to or enter into discussions or negotiations with any person that on an unsolicited basis, makes a bona fide Acquisition Proposal, if, and only to the extent that, the Board (x) determines in good faith, after consideration of written advice of its financial advisors, that the Acquisition Proposal, if consummated as proposed, may result in a transaction more favorable to the Company's stockholders from a financial point of view than the transactions contemplated by this Agreement (any such Acquisition Proposal being referred to herein as a "SUPERIOR PROPOSAL") and (y) determines in good faith, after consultation with its outside counsel, that the failure to take such action may be a breach of the directors' fiduciary duties under applicable law, provided that prior to furnishing such information to, or entering into discussions or negotiations with, such person, the Company provides written notice to Parent to the effect that it is furnishing information to, or entering into discussions or negotiations with, such person and the Company keeps Parent informed of the status of any such discussions or negotiations and the principal terms of any such Acquisition Proposal. Notwithstanding the foregoing (a) the Company and its representatives (as set forth above) may advise any person expressing an interest in the Company and/or making an Acquisition Proposal that such person must review and comply with, and the Company must comply with, the provisions of Section 7.5 hereof (as contained in this Agreement as filed with the Commission) prior to the Company entering into any discussion or negotiations with such person or providing any information or data to such person, and any such statement to such effect (when initially made to such person) shall not constitute a breach of this Agreement, and (b) nothing contained herein shall preclude the Company from entering into a definitive agreement with any person providing a bona fide Acquisition Proposal that the Company is entitled to negotiate pursuant to the terms of this Section
7.5 provided that the Company and its representatives comply with the obligations contained in this Section 7.5 and in Sections 9.1(f) and 9.2 hereof. As used in this Agreement, the word "person" means an individual, a corporation, a partnership, an association, a joint-stock company, a trust, a limited liability company, an unincorporated organization or any other entity.

     6    OFFICERS' AND DIRECTORS' INSURANCE; INDEMNIFICATION.  Parent
agrees that all rights to indemnification existing in favor of, and all limitations on the personal liability of, the directors and officers of the Company provided for in the Company's Certificate and in each subsidiaries' certificate of incorporation (or similar organizational document) or their respective By-laws as in effect as of the date hereof with respect to matters occurring prior to the Effective Time shall continue without amendment in full force and effect for a period of not less then six (6) years from the Closing; PROVIDED, HOWEVER, that all rights to indemnification in respect of any claims (a "CLAIM") asserted or made within such period shall continue until the disposition of such Claim. At or prior to the Effective Time, Parent also shall continue the Company's existing directors' and officers' liability insurance coverage for the Company's directors in a form reasonably acceptable to the Company which shall provide such directors with coverage for six years following the Effective Time; PROVIDED, HOWEVER, that the cost of such policy shall not exceed $200,000 in the aggregate. Notwithstanding anything to the contrary in this Section 7.6, nothing contained in this Section 7.6 shall at any time be construed to limit or otherwise impair or shall at any time limit or otherwise impair the rights of any officer or director to indemnification for acts occurring prior to the Effective Date by the Company, any subsidiary or the Surviving Corporation under the Corporation Law, it being understood that the provisions of this Section 7.6 constitute a contractual obligation.

     7    ACCESS TO INFORMATION; CONFIDENTIALITY.  From the date hereof until the Effective
Time, the Company shall, and shall cause its subsidiaries, officers, employees and agents to, afford to Parent and to the officers, employees and agents of Parent complete access at all reasonable times to their officers, employees, agents, properties, books, records and contracts, and shall furnish Parent such financial, operating and other data and information as Parent may reasonably request PROVIDED, HOWEVER, that the Company shall not be required to disclose or permit access to certain information regarding the deliberations of the Company's Board of Directors or committees thereof to the extent same relates solely to an Acquisition Proposal or this Agreement. Prior to the Effective Time, Parent and Acquisition Sub shall hold in confidence all such information on the terms and subject to the conditions contained in that certain confidentiality agreement between Fidelity Ventures Limited and the Company (the "CONFIDENTIALITY AGREEMENT") the provisions of which shall survive the termination of this Agreement. The parties hereto on behalf of the signatories to the Confidentiality Agreement hereby waive the provisions of the Confidentiality Agreement as and to the extent necessary to permit the making and consummation of the transactions contemplated hereby. Upon the consummation of the Merger, such Confidentiality Agreement shall terminate.

     8    Financial and Other Statements.  Notwithstanding anything
contained in Section 7.7, during the term of this Agreement, the Company shall also provide to Parent the following documents and information:

          (a) As soon as reasonably available, but in no event more than 45 days after the end of each fiscal quarter ending after the date of this Agreement, the Company will deliver to Parent its Quarterly Report on Form 10-Q as filed under the Exchange Act. The Company will also deliver to Parent, contemporaneously with its being filed with the SEC, a copy of all Current Reports on Form 8-K.

          (b) Promptly upon receipt thereof, the Company will furnish to Parent copies of all internal control reports submitted to the Company or any subsidiary by independent accountants in connection with each annual, interim or special audit of the books of the Company or any such subsidiary made by such accountants.

          (c) As soon as practicable, the Company will furnish to Parent copies of all such financial statements and reports as it or any subsidiary shall send to its stockholders, the Commission or any other regulatory authority, to the extent any such reports furnished to any such regulatory authority are not confidential and except as legally prohibited thereby.

          (d) With reasonable promptness, the Company will furnish to Parent (i) monthly profit and loss statements, (ii) a listing of accounts receivable, including aging, as of the end of each month,
     (iii) inventory analysis as of the end of each month, (iv) a listing of accounts payable, including aging, as of the end of each month, and
     (v) such additional financial data as Parent may reasonably request.

     9    OBSERVER RIGHTS.  From the date hereof until the earlier to occur of the Effective Time or the termination of this Agreement in accordance with its terms, the Company shall afford a representative designated by Parent observation rights for all meetings (whether in person, telephonic or otherwise) of the Company's Board of Directors and shall provide Parent and Acquisition Sub copies of all notices, minutes, consents and other materials that it provides to its directors in the same manner and at the same time as it provides such materials to its directors (including those related to the committees thereof), except to the extent the same relates solely to an Acquisition Proposal or this Agreement; provided, however, that such representative shall agree to hold in confidence all information so provided.

     10   ADVICE OF CHANGE; SCHEDULE UPDATE.  Each party will promptly advise the other of (i) any change or the occurrence or non-occurrence of any event having a Material Adverse Effect or which would be reasonably likely to cause any representation or warranty contained in this Agreement to be untrue or inaccurate in any material respect and (ii) any material failure of such party to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it under this Agreement.
     11   ROWLEY BUILDING TRANSACTION.  The Company shall involve Parent and its advisors in its continued investigations of and discussions with Rowley Building Products Corp. ("ROWLEY BUILDING PRODUCTS"), shall consult with Parent regarding any proposed transaction involving Rowley Building Products including the structure of the transaction, the form and substance of the documents to be executed in connection with such transaction and the specific nature of any post-closing obligations (payment, indemnification or otherwise) and agrees to not consummate any such transaction without the prior written consent of Parent.

     12   CERTAIN LITIGATION.  Notwithstanding anything to the contrary contained in this Agreement, the outcome of the currently pending litigation commenced against the Post Authority of New York and New Jersey (the "PORT AUTHORITY") and the Company and/or one or more of its subsidiaries in the United States District Court for the Eastern District of New York (styled as Case No.: CV96-3793), and any related legal proceeding in state or federal court including without limitation any reasonably related legal proceedings instituted by individual members of the coalition which is the plaintiff in the aforementioned proceeding involving the lease dated March 29, 1996 between the Company and the Port Authority (the "PORT AUTHORITY LEASE"), shall not constitute an event which gives rise to a failure of a condition to Parent's and Acquisition Sub's respective obligations under this Agreement (including without limitation, if the Port Authority Lease is deemed unenforceable and the Company has not secured or occupied another location prior to the expiration of the Company's lease at 550 Hamilton Avenue, Brooklyn, New York), or which otherwise provides Parent or Acquisition Sub with the right to decline to consummate the Merger as a result of a failure of a closing condition. The Company has, prior to the date hereof, delivered a true and correct copy of the Indemnification Agreement, dated October 8, 1996, by and between the Port Authority and the Company and/or one or more of its subsidiaries (the "INDEMNIFICATION AGREEMENT"). The Company (a) shall keep Parent and its counsel advised in writing of the status of, and material developments in, the pending legal proceeding referred to above, (b) shall notify Parent and its counsel in writing of the commencement of any related legal proceeding,
(c) shall preserve its rights under the Indemnification Agreement, and (d) shall not settle or compromise the pending legal proceeding or any such related legal proceeding without the prior written consent of Parent and Acquisition Sub, which consent shall not be unreasonably withheld.

     13   PUBLIC ANNOUNCEMENTS.  Parent and the Company shall consult with each other before issuing any press release or otherwise making any public statements or announcements with respect to this Agreement or any transaction contemplated herein and shall not issue any such press release or make any such public statement without the prior written consent of the other party, which consent shall not be unreasonably withheld; PROVIDED, HOWEVER, that a party may, without the prior consent of the other party, issue such press release or make such public statement or announcement as may be required by law if it has used its reasonable best efforts to consult with the other party and to obtain such party's consent but has been unable to do so. Notwithstanding anything to the contrary set forth in this Agreement, the Company shall not, and shall use its best efforts to ensure that its stockholders, directors, officers, employees, agents, advisors or affiliates do not, disclose any information concerning Parent or any of its affiliates without the prior written consent of a majority of the equity holders of Parent. Access to any information concerning Parent and its affiliates shall be limited by the Company only to those employees, advisors and representatives who have a need to receive any such information for the purpose of consummating the Merger and the other transactions contemplated by this Agreement and who are under an enforceable obligation to the Company to hold such information in confidence under similar terms and conditions as set forth in the Confidentiality Agreement.

     14   ENVIRONMENTAL MATTERS.  The Company (a) shall promptly prepare and file all such reports, notices, filings, requests for consent or waiver, applications for permit or license and such other documents (if any) as required by applicable federal, state and local law with respect to those environmental matters set forth in, or referred to in, SCHEDULE 5.11 hereto, and (b) shall promptly notify Parent and its counsel in writing of any matter, issue, discovery, notice or other event which occurs, or of which the Company becomes aware, after the date hereof, and which would have required disclosure on SCHEDULE 5.11 hereto had it occurred or had the Company become aware prior to the date hereof.

     15   STOP TRANSFER; REORGANIZATION AGREEMENT.  The Company
acknowledges and agrees to be bound by and comply with the provisions of the Proxy Agreement as if a party thereto with respect to transfers of record ownership of shares of the Common Stock, and agrees to notify the transfer agent of the provisions of the Proxy Agreement and to request that the transfer agent place a stop transfer order on the shares that are subject to the provisions of such agreement except for the transfers permitted by Section 1(a) of the Proxy Agreement. The Company hereby waives any and all rights that it might have under the Agreement and Plan of Reorganization dated October 1, 1986 by and among the Company and the Stockholders (as defined therein), as amended (the "REORGANIZATION AGREEMENT"), to the extent necessary to consummate the transaction contemplated hereby and in order for the Principal Stockholders to enter into the Proxy Agreement. The Company further agrees not to take any action under such Reorganization Agreement that would affect the Proxy Agreement and the arrangements contained therein. Furthermore, the Company agrees that, at the Effective Time, the Reorganization Agreement shall terminate as to the Company and the Company shall have no further rights thereunder.

     16   TRANSFER TAXES.  Acquisition Sub and Parent agree that either
Acquisition Sub or the Company will pay the applicable state and local transfer taxes arising as a result of the consummation of the Merger (collectively, the "TRANSFER TAXES") including but not limited to the New York State Real Property Transfer Tax, the New York City Real Property Transfer Tax and the Connecticut Real Estate Conveyance Tax, if any, and any penalties or interest with respect to the Transfer Taxes payable as a result of the consummation of the Merger. The Company agrees to cooperate with Acquisition Sub in the filing of any returns with respect to the Transfer Taxes, including supplying in a timely manner any information with respect to the Company's real property interests that is reasonably necessary to complete such returns.


8.   CONDITIONS TO THE MERGER

     1    CONDITIONS TO THE OBLIGATIONS OF EACH PARTY TO EFFECT THE MERGER.
The respective obligations of each party to effect the Merger shall be subject to the fulfillment or waiver, where permissible, at or prior to the Effective Time, of each of the following conditions:

          (a) STOCKHOLDER APPROVAL. This Agreement and the transactions contemplated hereby, including the Merger, shall have been approved and adopted by the affirmative vote of the stockholders of the Company to the extent required by the Corporation Law and the Company's Certificate.

          (b) HART-SCOTT-RODINO ACT. Any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Act shall have expired or been terminated.

          (c) OTHER REGULATORY APPROVALS. All necessary approvals, authorizations and consents of any governmental or regulatory entity required to consummate the Merger shall have been obtained and remain in full force and effect, and all waiting periods relating to such approvals, authorizations and consents shall have expired or been terminated, except where the failure to so obtain will not, either individually or in the aggregate, have a Material Adverse Effect on the Company and its subsidiaries taken as a whole .

          (d) NO INJUNCTIONS, ORDERS OR RESTRAINTS; ILLEGALITY. No preliminary or permanent injunction or other order, decree or ruling issued by a court of competent jurisdiction or by a governmental, regulatory or administrative agency or commission nor any statute, rule, regulation or executive order promulgated or enacted by any governmental authority shall be in effect which would (i) make the consummation of the Merger illegal, or (ii) otherwise restrict, prevent or prohibit the consummation of the transactions contemplated by this Agreement, including the Merger.

     2    ADDITIONAL CONDITIONS TO THE OBLIGATIONS OF THE COMPANY.  The
obligation of the Company to effect the Merger is also subject to the satisfaction, or waiver by the Company, of the following conditions:

          (a) REPRESENTATIONS AND WARRANTIES. Each of the representations and warranties of Parent and Acquisition Sub in this Agreement which is qualified as to materiality shall be true and correct and each such representation or warranty that is not so qualified shall be true and correct in all material respects, in each case as of the date of this Agreement and (except to the extent such representations and warranties speak as of an earlier date) as of the Effective Date. Parent and Acquisition Sub shall each have delivered to the Company a certificate of such party to such effect signed by the Manager or Managers (as the case may be) of Parent dated as of the Effective Date.

          (b) AGREEMENTS AND COVENANTS. Parent and Acquisition Sub shall have performed in all material respects all obligations and complied in all material respects with all of the respective agreements or covenants to be performed or complied with by such party under this Agreement and the Company shall have received a certificate signed by the Chief Executive or Chief Financial Officer of Parent to such effect dated as of the Effective Date.

     3    ADDITIONAL CONDITIONS TO THE OBLIGATIONS OF PARENT AND
ACQUISITION SUB. The obligations of Parent and Acquisition Sub to effect the Merger are also subject to the satisfaction, or waiver by Parent and Acquisition Sub, of the following conditions:

          (a) REPRESENTATIONS AND WARRANTIES. Each of the representations and warranties of the Company in this Agreement which is qualified as to materiality shall be true and correct and each such representation or warranty that is not so qualified shall be true and correct in all material respects, in each case as of the date of this Agreement, as applicable, and (except to the extent such representations and warranties speak as of an earlier date) as of the Effective Time. The Company shall have delivered to Parent a certificate of the Company to such effect signed by the Chief Executive Officer and the Chief Financial Officer of the Company as of the Effective Date.

          (b) AGREEMENTS AND COVENANTS. The Company shall have performed in all material respects all obligations and complied in all material respects with all agreements or covenants of the Company to be performed or complied with by it at or prior to the Effective Date under this Agreement and Parent shall have received a certificate signed on behalf of the Company by the Chief Executive Officer and Chief Financial Officer of the Company to such effect dated as of the Effective Date.

          (c) NO ORDERS, INJUNCTIONS OR RESTRAINTS ON OPERATION OF BUSINESS; ILLEGALITY. No pending legal proceeding in (a "PENDING LITIGATION"), or preliminary or permanent injunction or other order, decree or ruling issued by, a court of competent jurisdiction or pending in (together with a Pending Litigation a "PENDING LEGAL PROCEEDING"), or issued by, a governmental, regulatory or administrative agency or commission nor any statute, rule, regulation or executive order promulgated or enacted by any governmental authority shall be in effect, which (i) restricts, prevents or prohibits the ownership or operation by Parent (or any of its subsidiaries) of any portion of its or the Surviving Corporation's or its subsidiaries' business, properties or assets which is material to such businesses as a whole, or compels Parent (or any of its subsidiaries) to dispose of or hold separate any portion of the Surviving Corporation's or its subsidiaries' business, properties or assets which is material to such businesses as a whole, (ii) imposes any material limitation on the ability of Parent or Acquisition Sub to effect the Merger or on the ability of Parent to hold or to exercise full rights of ownership of the shares of common stock of the Surviving Corporation, including, without limitation, the right to vote the shares of common stock of the Surviving Corporation on all matters presented to the stockholders of the Surviving Corporation, (iii) imposes any limitations on the ability of Parent or any of its affiliates or subsidiaries to control in any material respect the business, properties and operations of the Company or the Surviving Corporation, or (iv) occurs after the execution of this Agreement and is otherwise reasonably likely to have a Materially Adverse Effect on the Surviving Corporation and its subsidiaries taken as a whole.

          (d) FINANCIAL MARKETS. There shall not have occurred (i) any general suspension of trading in, or limitation on prices for, securities on the New York Stock Exchange, the American Stock Exchange or The Nasdaq Stock Market, Inc.'s National Market, (ii) the declaration of a banking moratorium or any suspension of payments in respect of banks in the United States (whether or not mandatory), (iii) the commencement of a war, armed hostilities or other international or national calamity directly or indirectly involving the United States having a significant effect on the functioning of financial markets in the United States, or (iv) any limitation (whether or not mandatory) by any United States governmental authority or agency on the extension of credit by banks or other financial institutions which would have a material adverse effect on Parent's ability to borrow sufficient funds as contemplated by the Financing Letters to pay the Merger Consideration.

          (e)  NO MATERIAL ADVERSE EFFECT.  Since the date of the
Agreement, there shall not have occurred any change having a Material Adverse Effect on the Company and its subsidiaries taken as a whole PROVIDED, HOWEVER, that the financial results of the Company for the three months ended March 31, 1997, to the extent that they are reasonably consistent with the financial results for the three months ended March 31, 1996, shall be excluded in determining any such change.

          (f) THIRD PARTY CONSENTS. The Company shall have obtained all consents of third parties to the consummation of the Merger and the other transactions contemplated by this Agreement (other than the Financing, except as specifically contemplated in this Agreement) necessary under any contract, agreement, arrangement or understanding listed on SCHEDULE 8.3(F) hereto and under any other contract, agreement, arrangement or understanding the failure of which to obtain would have a Material Adverse Effect on the Company and its subsidiaries taken as a whole.

          (g) WAIVERS OF CONTRACTUAL DEFAULTS, ACCELERATIONS, ETC. The Company shall have obtained waivers (on terms satisfactory to Parent and Acquisition Sub) with respect to any default, termination, acceleration of payment or performance or modification clause contained in any contract, agreement, commitment, arrangement, lease, policy or other instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or their respective properties or assets is bound which is triggered or otherwise caused by reason of the entering into this Agreement or the consummation of the Merger and the other transactions contemplated by this Agreement (other than the Financing, except as specifically contemplated in this Agreement), except where the failure to have so obtained would not have a Material Adverse Effect on the Company and its subsidiaries taken as a whole, on the Surviving Corporation and its subsidiaries taken as a whole, on the Parent or on the ability to consummate the Merger.

          (h) APPRAISAL RIGHTS. Holders of capital stock of the Company shall not have demanded or perfected the right for appraisal of shares of Company Stock representing more than five percent (5%) of all issued and outstanding shares of capital stock of the Company taken as a whole as of the Effective Date in accordance with Section 262 of the Corporation Law and the Company shall have delivered to Parent a certificate dated as of the Effective Date certifying to the foregoing effect.

          (i) STOCK OPTION PLANS. Parent shall have received satisfactory evidence (x) that holders of all Options have consented to the cancellation of such Options and (y) that such Options and the Stock Option Plans will terminate at or prior to the Effective Time.

     4    CERTAIN PAYMENTS.  In the event Parent and Acquisition Sub elect to not consummate the Merger and the other transactions contemplated under this Agreement as a result of a Pending Legal Proceeding, Parent shall reimburse the Company for the Company Expenses (as defined in Section 9.2(d) hereof) which payment shall be payable to the Company (by wire transfer of immediately available funds to an account designated by the Company) within two (2) business days after demand theretofore is made in writing by the Company.


9.   TERMINATION, AMENDMENT AND WAIVER

     1    TERMINATION.  This Agreement may be terminated at any time prior to the Closing:

          (a) by mutual written consent of Parent, Acquisition Sub and the Company;

          (b) by either Parent and Acquisition Sub or the Company if the Effective Time shall not have occurred on or before February 28, 1997 or such later date as shall be mutually agreed to in each party's sole discretion;

          (c) by either Parent and Acquisition Sub or the Company if there shall have been a material breach of any of the representations or warranties set forth in this Agreement on the part of the other party, which breach by its nature cannot be cured prior to the Effective Time or within thirty (30) business days following receipt by the breaching party of written notice of such breach from the other party hereto;

          (d) by either Parent and Acquisition Sub or the Company if any United States federal or state court of competent jurisdiction shall have issued an injunction or taken any other action (which the parties shall use their best efforts to stay or reverse) permanently restraining, enjoining or otherwise prohibiting the Merger, and such injunction or other action shall have become final and non-appealable;

          (e) by the Company if either Parent or Acquisition Sub shall have failed to perform or has breached in any material respect any of its covenants, obligations or agreements under or contained in this Agreement unless the failure to so perform or the breach, as the case may be, has been caused by or results from a breach of this Agreement by the Company;

          (f) by the Company if the Company enters into a binding definitive agreement to effect a Superior Proposal (which entrance shall not require Parent's or Acquisition Sub's consent); PROVIDED, HOWEVER, that the Company shall notify Parent in writing at least three business days prior to the exercise of its termination rights under this Section 9.1(f), where such notice shall include the proposed terms of such agreement into which the Company may enter;

          (g) by Parent and Acquisition Sub if the Board shall have failed to recommend or shall have withdrawn its recommendation or approval of the Merger, or if the Board shall have recommended to stockholders of the Company any Acquisition Proposal of any other person or shall have resolved to do any of the foregoing, provided that any notice sent to Parent and Acquisition Sub under Section 9.1(f) prior to the exercise of the termination rights under such section shall not require the entrance into such agreement or be deemed to constitute an act described in this Section 9.1(g) but the entrance into a binding definitive agreement to effect a Superior Proposal shall constitute an act described in this Section 9.1(g);

          (h) by Parent and Acquisition Sub if the Company shall have failed to perform in any material respect any of its covenants, obligations or agreements under or contained in this Agreement unless the failure to so perform or the breach, as the case may be, has been caused by or results from a breach of this Agreement by Parent or Acquisition Sub; or

          (i) by Parent and Acquisition Sub if any United States federal or state court of competent jurisdiction shall have issued an injunction or taken any other action (which the parties shall use their best efforts to stay or reverse) permanently restraining, enjoining or otherwise prohibiting the enforcement of any of the terms of the Proxy Agreement, and such injunction or other action shall have become final and non-appealable.

     2    EFFECT OF TERMINATION.

          (a) In the event of the termination of this Agreement pursuant to Section 9.1 hereof, this Agreement shall forthwith become void and have no effect, without any liability on the part of any party hereto or its affiliates, trustees, directors, officers or stockholders and all rights and obligations of any party hereto shall cease except for the agreements contained in Sections 7.4, 7.7, 9 and 10; PROVIDED, HOWEVER, that nothing contained in this Section 9.2(a) shall relieve any party from liability under this Section 9 for any breach of this Agreement.

          (b)  If (x) Parent and Acquisition Sub terminate this Agreement
(A) pursuant to Section 9.1(g) or (B) pursuant to Section 9.1(h) as a result of a willful breach by the Company or (y) if the Company terminates this Agreement pursuant to Section 9.1(f), then the Company shall pay to Parent an amount in cash equal to the sum of (i) $1,000,000, plus (ii) Parent's and Frederick Marino's out-of-pocket costs and expenses in connection with this Agreement and the transactions contemplated hereby including, without limitation, fees and disbursements of its outside counsel, accountants and other consultants retained by or on behalf of Parent together with the other out-of-pocket costs incurred by it in connection with analyzing, structuring, participating in the negotiations of the terms and conditions, arranging financing, conducting due diligence and other activities related to the Merger and the transactions contemplated by this Agreement and the negotiations and evaluations leading to the Merger, including, without limitation, commitment fees and expense reimbursements paid to potential lenders (collectively, the "PARENT EXPENSES"). Following the Company's reasonable request, Parent and Mr. Marino shall provide such reasonable documentation of such expenses to enable the Company to appropriately account for such expenses in its financial records and to report such expenses in its tax returns and reports.

          (c) If Parent and Acquisition Sub terminate this Agreement pursuant to Sections 9.1(h) (except for a termination because of a willful breach by the Company, in which case the provisions of Section 9.2(b) will apply), the Company shall reimburse Parent and Mr. Marino for the Parent Expenses.

          (d) If the Company terminates this Agreement pursuant to Section 9.1(e) hereof as a result of a willful breach by Parent and Acquisition Sub, the Parent and Acquisition Sub shall pay to the Company an amount in cash equal to the sum of (i) $1,000,000, plus (ii) the Company's out-of-pocket costs and expenses in connection with this Agreement and the transactions contemplated hereby including, without limitation, fees and disbursements of its outside counsel, accountants and other consultants retained by or on behalf of the Company together with the other out-of-pocket costs incurred by it in connection with participating in the negotiations of the terms and conditions of this Agreement and the other activities related to the Merger and the other transactions contemplated by this Agreement and the negotiations with Parent and its affiliates leading to the Merger (collectively, the "COMPANY EXPENSES"). Following Parent's reasonable request, the Company shall provide such reasonable documentation of such expenses to enable Parent to appropriately account for such expenses in its financial records and to report such expenses in its tax returns and reports.

          (e) If the Company terminates this Agreement pursuant to Section 9.1(e) (except for termination because of a willful breach by Parent and Acquisition Sub, in which case the provisions of Section 9.2(d) will apply), Parent shall reimburse the Company for the Company Expenses.

          (f)  Any payment required by this Section 9.2 shall be payable
(i) by the Company to Parent and Mr. Marino, or (ii) by Parent to the Company, as the case may be, (by wire transfer of immediately available funds to accounts designated by the recipients thereof) within two business days after demand therefore is made in writing by the person entitled to make such demand. The parties acknowledge and agree that the provisions of this Section 9.2 are included herein in order to induce each of the parties hereto to enter into this Agreement and to reimburse such parties for incurring the costs and expenses related to entering into this Agreement and consummating the transactions contemplated by this Agreement.

          (g) NOTWITHSTANDING ANYTHING TO THE CONTRARY IN THIS AGREEMENT, THE PARTIES HERETO ACKNOWLEDGE AND AGREE THAT THE SOLE AND EXCLUSIVE REMEDIES AVAILABLE TO THEM WITH RESPECT TO ANY PROPOSED OR ACTUAL TERMINATION OF THIS AGREEMENT OR ANY ACT OR FAILURE TO ACT PRIOR TO THE CONSUMMATION OF THE MERGER AND THE OTHER TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT, INCLUDING ANY MISREPRESENTATION OR BREACH OF ANY REPRESENTATION, WARRANTY, COVENANT, AGREEMENT OR OBLIGATION UNDER THIS AGREEMENT SHALL BE THE RIGHTS TO PAYMENT UNDER THIS SECTION 9.2. The parties hereto expressly acknowledge and agree that, in light of the difficulty of accurately determining actual damages with respect to the foregoing, the rights to payment under this Section 9.2: (i) constitute a reasonable estimate of the damages that will be suffered by reason of any such proposed or actual termination of this Agreement or any such act or failure to act in accordance with this Agreement, and (ii) shall be in full and complete satisfaction of any and all damages arising as a result of the foregoing. THE PARTIES AGREE THAT, EXCEPT AS SET FORTH IN THIS SECTION 9.2(G), THEY SHALL NOT, IN RESPECT OF ANY PROPOSED OR ACTUAL TERMINATION OF THIS AGREEMENT OR ANY ACT OR FAILURE TO ACT PRIOR TO THE CONSUMMATION OF THE MERGER AND THE OTHER TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT, EXERCISE OR ATTEMPT TO EXERCISE ANY OTHER RIGHTS OR REMEDIES, IN CONTRACT, AT LAW, IN EQUITY OR OTHERWISE AGAINST ANY OTHER PARTY HERETO.

     3    AMENDMENT.  This Agreement may be amended by the parties hereto by an instrument in writing signed on behalf of each of the parties hereto AT ANY TIME BEFORE OR AFTER ANY APPROVAL HEREOF BY THE STOCKHOLDERS OF THE COMPANY AND ACQUISITION SUB; PROVIDED, HOWEVER, THAT AFTER ANY SUCH APPROVAL OF THE COMPANY'S STOCKHOLDERS, NO AMENDMENT SHALL BE MADE WHICH REDUCES THE AMOUNT OR CHANGES THE FORM OF THE MERGER CONSIDERATION OR IN ANY WAY MATERIALLY ADVERSELY AFFECTS THE RIGHTS OF STOCKHOLDERS OF THE COMPANY, WITHOUT THE FURTHER APPROVAL OF SUCH STOCKHOLDERS.

     4    EXTENSION; WAIVER.  At any time prior to the Closing, the parties hereto may, to the extent legally allowed, (i) extend the time for the performance of any of the obligations or other acts of the other parties hereto, (ii) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto and
(iii) waive compliance with any of the agreements or conditions contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only if set forth in a written instrument signed on behalf of such party.


10.  GENERAL PROVISIONS

     1    NOTICES.  All notices and other communications given or made pursuant hereto shall be in writing and shall be deemed to have been duly given or made as of the date delivered if delivered personally or as of the date sent if sent by cable, telegram or telecopier, or, as of the next business day if sent by prepaid overnight carrier to the parties at the following addresses (or at such other addresses as shall be specified by the parties by like notice):

          (a)  if to Parent or Acquisition Sub:

                              		c/o Fidelity Capital Associates, Inc.
                              		82 Devonshire Street, R25C
                              		Boston, MA 02109-3614
                              		Attn:  Mr. John J. Remondi

               with a copy to:		c/o Fidelity Capital Associates, Inc.
                              		82 Devonshire Street, E2OE
                              		Boston, MA 02109-3614
                              		Attn:  Robert M. Gervis, Esq.


               and a copy to:		Goodwin, Procter & Hoar  LLP
                     	    	     	Exchange Place
                        	      	Boston, Massachusetts  02109
                	              	Attn:   Laura C. Hodges Taylor, P.C.
           	                        Joseph L. Johnson III, Esq.

          (b)  if to the Company:	550 Hamilton Avenue
                              		Brooklyn, New York 11232
                              		Attention:  President

               with a copy to:		Sills Cummis Zuckerman Radin
                              		Tischman Epstein & Gross, P.A.
                              		One Riverfront Plaza
                              		Newark, New Jersey 07102
                              		Attn:  Stanley U. North, III, Esq.

     2    INTERPRETATION.  When a reference is made in this Agreement to subsidiaries of Parent, Acquisition Sub or the Company, the word "subsidiary" means any corporation more than 50 percent of whose outstanding voting securities, or any partnership, joint venture or other entity more than 50 percent of whose total equity interest, is directly or indirectly owned by Parent, Acquisition Sub or the Company, as the case may be. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     3    NON-SURVIVAL OF REPRESENTATIONS, WARRANTIES, COVENANT AND
AGREEMENTS.  Except for Section 7.6, and the obligations contained in
Section 3 hereof, none of the representations, warranties, covenants and agreements contained in this Agreement or in any instrument delivered pursuant to this Agreement shall survive the Effective Time, and thereafter there shall be no liability on the part of either Parent, Acquisition Sub or the Company or any of their respective officers, directors or stockholders in respect thereof. Except as expressly set forth in this Agreement, there are no representations or warranties of any party hereto, express or implied.

     4    MISCELLANEOUS.  This Agreement (i) constitutes, together with the
Confidentiality Agreement, the entire agreement and supersedes all of the prior agreements and understandings, both written and oral, among the parties, or any of them, with respect to the subject matter hereof, (ii) shall be binding upon and inure to the benefits of the parties hereto and their respective successors and permitted assigns and is not intended to confer upon any other person (except as set forth below) any rights or remedies hereunder and (iii) may be executed in two or more counterparts (and via facsimile) which together shall constitute a single agreement.
Section 7.6 is intended to be for the benefit of those persons described therein and their respective legatees, distributees, heirs, estates, executors and other personal representatives, as fully in each case as if each such person was a party hereto and the covenants contained therein may be enforced by such persons. The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties and each of the persons referred to Section 7.6 and this Section 10.4 shall be entitled to an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof in the Chancery Court of the State of Delaware, this being in addition to any other remedy to which they are entitled at law or in equity that is not limited by this Agreement.

     5    ASSIGNMENT.  Except as expressly permitted by the terms hereof, neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the parties hereto without the prior written consent of the other parties (and any assignment to a non-permitted assignee shall be void and of no effect).

     6    KNOWLEDGE; BEST EFFORTS.  Wherever the terms "the Company's knowledge," "the Company's best knowledge," "the receipt of notice," "the best knowledge of the Company," and any similar term is used, in each case each such term shall mean the knowledge or best knowledge or receipt (as the case may be) of any of Robert Gaites, David Polishook, Richard Young, John Yanuklis and David Bernstein and includes any fact, matters or circumstances which any of such individuals, as an ordinary and prudent business person employed or retained in the same capacity in the same type and size of business as the Company should have known.

     7    SEVERABILITY.  If any provision of this Agreement, or the
application thereof to any person or circumstance is held invalid or unenforceable, the remainder of this Agreement, and the application of such provision to other persons or circumstances, shall not be affected thereby, and to such end, the provisions of this Agreement are agreed to be severable.

     8    CHOICE OF LAW/CONSENT TO JURISDICTION.  The validity,
interpretation, performance and enforcement of this Agreement shall be governed by the laws of the State of Delaware. The parties hereby irrevocably and unconditionally consent to the jurisdiction of the Chancery Court of the State of Delaware for any action, suit or proceeding arising out of or relating to this Agreement or the transactions contemplated hereby, and the parties agree not to commence any action, suit or proceeding related thereto except in such court unless, as a result of Surviving Corporation's merger with a non-Delaware entity or other similar corporate event occurring after the Effective Time, such court affirmatively refuses to resolve any such action, suit or proceeding. The parties further irrevocably and unconditionally waive any objection to the laying of venue of any action, suit or proceeding arising out of or relating to this Agreement in the Chancery Court of the State of Delaware, and hereby further irrevocably and unconditionally waive and agree not to plead or claim in such court that any such action, suit or proceeding brought in such court has been brought in an inconvenient forum. Each party further agrees that service of any process, summons, notice or document by U.S. registered mail to the address of such party set forth in
Section 10.1 above shall be effective service of process for any action, suit or proceeding brought against such party in such court.

     9    THIRD-PARTY BENEFICIARY.  With respect to those provisions of
Section 9.2 pursuant to which certain expenses are to be reimbursed to Frederick M. Marino, Mr. Marino is a direct and intended third-party beneficiary of such Section 9.2.

     IN WITNESS WHEREOF, Parent, Acquisition Sub and the Company have caused this Agreement to be executed as of the date first written above by their respective officers thereunto duly authorized.
                                   HAMILTON ACQUISITION LLC


                                   By:/S/ JOHN J. REMONDI
				   -----------------------------------
                                   Name: JOHN J. REMONDI
                                   Title: MANAGER


                                   HAMILTON NY ACQUISITION CORP.


                                   By:/S/ JOHN J. REMONDI
				   -----------------------------------
                                   Name: JOHN J. REMONDI
                                   Title: PRESIDENT


                                   THE STROBER ORGANIZATION, INC.


                                   By:/S/ ROBERT J. GAITES
				   ----------------------------------
                                   Name: ROBERT J. GAITES
                                   Title:President and Chief Executive
                                          Officer

                              EXHIBIT 2.2

     Proxy Agreement dated as of November 11, 1996 among certain stockholders of the Company, Hamilton Acquisition LLC and
                     Hamilton NY Acquisition Corp.



                          PROXY AGREEMENT


     This is a PROXY AGREEMENT (the "Agreement"), dated as of November __, 1996 by and among Hamilton Acquisition LLC, a Delaware limited liability company ("Parent"), Hamilton NY Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent ("Acquisition Sub"), and certain stockholders of The Strober Organization, Inc., a Delaware corporation (the "Company") who are signatories hereto (collectively, the "Stockholders" and each, a "Stockholder").

                            BACKGROUND

     A. As of the date hereof, each Stockholder owns (either beneficially or of record) that number of shares of common stock, par value $.01 per share (the "Common Stock"), of the Company set forth on EXHIBIT A hereto (together with any shares of Common Stock acquired by such Stockholder during the Proxy Term (as defined in Section 2 hereof), whether upon the exercise of options, conversion of convertible securities or otherwise, the "Stockholder Shares").

     B. Parent, Acquisition Sub and the Company propose to enter into an Agreement and Plan of Merger of even date herewith (as the same may be amended from time to time, the "Merger Agreement") (all capitalized terms used but not defined herein shall have the meanings set forth in the Merger Agreement) which provides, upon the terms and subject to the conditions thereof, for the merger of Acquisition Sub with the Company (the "Merger").

     C. As a condition to their willingness to enter into the Merger Agreement, Parent and Acquisition Sub have requested that each Stockholder agree, and in order to induce the Parent and Acquisition Sub to enter into the Merger Agreement, each of the Stockholders has agreed to, among other things, grant Parent irrevocable proxies to vote the Stockholder Shares owned of record or beneficially by each such Stockholder on the terms and conditions provided herein.

                               TERMS

     In consideration of the promises and the mutual covenants herein contained and intending to be legally bound, the parties hereto agree as follows:

     1.   TRANSFER AND VOTING OF SHARES.

          (a) RESTRICTION ON TRANSFER, PROXIES AND NON-INTERFERENCE. Each Stockholder hereby agrees, while this Agreement is in effect, and except as contemplated hereby, not to (i) offer to sell, sell, transfer, tender, pledge, encumber, assign or otherwise dispose of, or enter into any contract, option or other arrangement or understanding with respect to the sale, transfer, tender, pledge, encumbrance, assignment or other disposition of, any of the Stockholder Shares or any other shares of Common Stock; (ii) deposit any Stockholder Shares into a voting trust or enter into a voting agreement with respect to any Stockholder Shares or grant any proxy or power of attorney with respect to any such Stockholder Shares; or
(iii) take any action that would make any representation or warranty of such Stockholder contained herein untrue or incorrect or have the effect of preventing or disabling such Stockholder from performing his or her obligations under this Agreement or otherwise take any action that is contrary to the transactions contemplated hereby and by the Merger Agreement. Notwithstanding anything herein to the contrary, the parties hereto shall be entitled (x) to pledge or hypothecate shares of Common Stock to institutional lenders as security for personal or commercial loans, or (ii) to transfer shares of Common Stock to charitable trusts, descendants or trusts for the benefit of any spouse or descendant subject to the condition precedent to any such transfer that the transferee (or in the case of a pledge or hypothecation, the pledgee) shall execute and deliver to the Company and to Parent the Proxy Agreement agreeing to be personally bound thereby and appointing the transferor as the transferee's proxy in voting all the transferred shares as long as the Proxy Agreement remains in effect.

          (b) VOTING OF SHARES; FURTHER ASSURANCES. Except as otherwise provided in this Section 1(b), each Stockholder, by this Agreement, with respect to those Stockholder Shares that such Stockholder owns of record, does hereby constitute and appoint Parent, or any affiliate of Parent that is a party to the Merger Agreement, with full power of substitution, during and for the Proxy Term, as such Stockholder's true and lawful attorney and irrevocable proxy, for and in such Stockholder's name, place and stead, to vote each of such Stockholder Shares as such Stockholder's proxy, at every meeting of the stockholders of the Company or any adjournment thereof or in connection with any written consent of the Company's stockholders (A) in favor of the approval and adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement,
(B) against any proposal for any action or agreement that would result in a material breach of any covenant, representation or warranty or any other obligation or agreement of the Company under the Merger Agreement or which could result in any of the conditions of the Company's obligations under the Merger Agreement not being fulfilled, and (C) in favor of any other matter directly relating to consummation of the transactions contemplated by the Merger Agreement which is considered at any such meeting of stockholders or in such consent, and in connection therewith to execute any documents which are necessary or appropriate in order to effectuate the foregoing. Each Stockholder intends this proxy to be irrevocable and coupled with an interest during the Proxy Term and will take such further action and execute such other instruments as may be necessary to effectuate the intent of this proxy and hereby revokes any proxy previously granted by such Stockholder with respect to his or her Stockholder Shares. Each Stockholder further agrees to cause the Stockholder Shares owned by such Stockholder beneficially to be voted in accordance with the foregoing. Notwithstanding anything to the contrary in this Agreement (including
Section 6(b) hereof), Parent is not authorized under this Agreement to, and shall not, directly or indirectly, vote the Stockholder Shares, execute a written consent of the Company's stockholders or otherwise act pursuant to this Agreement in any manner (a) to elect or remove any director of the Company, (b) which would prevent the Company from taking the actions permitted by Section 7.5(b) of the Merger Agreement (other than approval and adoption of the Merger Agreement and related agreements and approval of the transactions contemplated thereby, including the Merger), (c) to amend, supplement or otherwise modify the By-laws or Certificate of Incorporation of the Company (except with respect to and in connection with the Merger) or (d) to require the Board of Directors of the Company to take or refrain from taking any action.

          (c) CERTAIN EVENTS. Each Stockholder agrees that this Agreement and the obligations hereunder shall attach to his or her Stockholder Shares and shall be binding upon any person or entity to which legal or beneficial ownership of his or her Stockholder Shares shall pass, whether by operation of law or otherwise, including without limitation such Stockholder's heirs, guardians, administrators or successors.
     2.   PROXY TERM.    For the purposes of this Agreement, "Proxy Term"
shall mean the period from the execution of this Agreement until the earlier of (a) the termination of the Merger Agreement or (b) the Effective Time (as such term is defined in the Merger Agreement).

     3.   PAYMENTS TO PARENT.

          (a) In the event that on or after the date hereof, (i) the Merger Agreement has been terminated pursuant to the provisions of Section 9.1(f) thereof and at the time of such termination neither Parent nor Acquisition Sub is in breach of its obligations under the Merger Agreement and (ii) any Stockholder thereafter sells Stockholder Shares in connection with the consummation of a Superior Proposal (as defined in Section 7.5(b) of the Merger Agreement) within six months of the termination of the Merger Agreement, such selling Stockholder shall pay to Parent an amount in cash equal to fifty percent (50%) of the product of (x) the number of such Stockholder Shares sold and (y) the excess, if any, of (A) the per share cash (and/or if consideration is received in such sale in the form of securities, the "fair market value" (as defined in Section 3(b) below) of such securities) received by such Stockholder as a result of such sale (the "Selling Stockholder Price") over (B) the Merger Consideration (as defined in the Merger Agreement).

          (b) For purposes of this Agreement, the fair market value of any securities listed on a national securities exchange or traded on The Nasdaq Stock Market shall be equal to the average closing price per share of such security as reported on such exchange or The Nasdaq Stock Market for the twenty (20) trading days immediately preceding the effective date of the transaction pursuant to which the Stockholder is entitled to receive such securities.

          (c) Any payment required to be made pursuant to Section 3(a) of this Agreement shall be made within two business days after the settlement of such sale.

     4. REPRESENTATIONS AND WARRANTIES OF PARENT. Parent and Acquisition Sub jointly and severally hereby represent and warrant to the Stockholders as follows:

          (a) ORGANIZATION AND QUALIFICATION. Parent is a limited liability company duly organized, validly existing and in good standing
under the laws of the State of Delaware.   Acquisition Sub is a corporation
duly organized, validly existing and in good standing under the laws of the State of Delaware. Each of Parent and Acquisition Sub has the requisite power and authority to carry on its business as it is now being conducted. Each of Parent and Acquisition Sub is duly qualified to do business and is in good standing in each jurisdiction in which the character of its properties, owned or leased, or the nature of its activities make such qualification necessary, except where the failure to be so qualified or in good standing would not have a material adverse effect on the business, assets, results of operations, condition (financial or otherwise) or prospects (a "Material Adverse Effect") of Parent and its subsidiaries taken as a whole. Acquisition Sub has not conducted any business prior to the date hereof and has no assets and liabilities other than those incident to its formation and to the consummation of the transactions contemplated hereby and by the Merger Agreement. Copies of the Certificate of Formation of Parent and the Certificate of Incorporation, and By-laws of Acquisition Sub heretofore delivered to the Company are true, complete and correct as of the date hereof.

          (b) AUTHORITY RELATIVE TO THIS AGREEMENT. Each of Parent and Acquisition Sub has the requisite power and authority to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the managers and members, if required, of Parent and by the Board of Directors and the sole stockholder of Acquisition Sub, if required, and no other proceedings on the part of Parent or Acquisition Sub are necessary to authorize this Agreement and the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by each of Parent and Acquisition Sub and, assuming this Agreement constitutes a valid and binding obligation of the Stockholders, constitutes the legal, valid and binding obligation of each of Parent and Acquisition Sub enforceable against each of Parent and Acquisition Sub in accordance with its terms.

          (c) CONSENTS AND APPROVALS; NO VIOLATION. Neither the execution and delivery of this Agreement by Parent or Acquisition Sub nor the consummation of the transactions contemplated hereby will (i) conflict with or result in any breach of any provision of their respective certificates of incorporation or by-laws; (ii) require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, except (A) in connection with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "H-S-R Act"), (B)pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (C) such filings and approvals as may be required under the "blue sky," takeover or securities laws of various states, or (D) where the failure to obtain such consent, approval, authorization or permit, or to make such filing or notification, would not prevent or delay consummation of the transactions contemplated by this Agreement or would not otherwise prevent Parent or Acquisition Sub from performing their respective obligations under this Agreement; (iii) result in a default (or give rise to any right of termination, cancellation or acceleration) under any of the terms, conditions or provisions of any note, license, agreement or other instrument or obligation to which Parent or any of its subsidiaries is a party or by which any of their respective assets may be bound, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained or which, individually or in the aggregate, would not have a Material Adverse Effect on Parent and its subsidiaries taken as a whole; or
(iv) violate any order, writ, injunction, decree, statute, rule or regulation applicable to Parent or Acquisition Sub, any of their respective subsidiaries or any of their respective assets, except for violations which would not have a Material Adverse Effect on Parent and its subsidiaries taken as a whole.

     5. REPRESENTATIONS AND WARRANTIES OF EACH STOCKHOLDER. Each Stockholder hereby severally (for himself, herself or itself only) represents and warrants to Parent and Acquisition Sub as follows:

          (a) OWNERSHIP OF SHARES. Such Stockholder owns of record or beneficially the number of shares of Common Stock set forth on EXHIBIT A hereto and such shares constitute all of the shares of Common Stock owned of record or beneficially by such Stockholder. Such Stockholder has sole voting power and sole power of disposition with respect to his or her Stockholder Shares, with no restrictions, except those that may be imposed by applicable federal securities laws, on such Stockholder's rights of disposition pertaining thereto. Except as specifically set forth on EXHIBIT A hereto, such Stockholder has not granted any proxy with respect to his or her Stockholder Shares and neither such Stockholder nor his or her Stockholder Shares is bound by or party to any agreement or other instrument restricting such Stockholders' voting rights with respect to such Stockholder Shares. Such Stockholder owns of record or beneficially the number and type of securities issued or granted by the Company, including without limitation options, warrants and other convertible securities, set forth on EXHIBIT A hereto and such securities constitute, along with such shares of Common Stock set forth on EXHIBIT A hereto, all of the securities of the Company or instruments convertible into securities of the Company owned of record or beneficially by such Stockholder. The Stockholder Shares are, and immediately prior to the Effective Time will be, duly authorized, validly issued, fully paid, non-assessable and, except for those pledges set forth on SCHEDULE 5(A) hereto, free and clear of any and all liens, security interests, proxies, voting trusts or agreements, encumbrances, charges or claims of any kind whatsoever except for any encumbrance or proxy arising under this Agreement.

          (b) ORGANIZATION; AUTHORITY RELATIVE TO THIS AGREEMENT. Such Stockholder has the legal capacity, power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by such Stockholder and, assuming this Agreement constitutes a valid and binding obligation of Parent and Acquisition Sub, this Agreement constitutes a legal, valid and binding agreement of such Stockholder enforceable against such Stockholder in accordance with its terms. Except as set forth on SCHEDULE 5(B) hereto, there is no beneficiary or holder of a voting trust certificate or other interest of any trust of which such Stockholder is a trustee whose consent is required for the execution and delivery of this Agreement or the consummation of the transactions contemplated hereby; PROVIDED, HOWEVER, that any such consent has been obtained in writing prior to the execution of this Agreement.

          (c) CONSENTS AND APPROVALS; NO VIOLATION. Neither the execution and delivery of this Agreement by such Stockholder, the performance by such Stockholder of the obligations and transactions contemplated hereby, including without limitation the granting of the irrevocable proxy and the appointment of an attorney-in-fact pursuant to Section 1(b) hereof, nor the compliance by such Stockholder with any provision hereof, will (i) require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, except (A) in connection with the H-S-R Act, (B) pursuant to the Exchange Act, (C) such filings and approvals as may be required under the "blue sky," takeover or securities laws of various states, or (D) where the failure to obtain such consent, approval, authorization or permit, or to make such filing or notification, would not prevent or delay the performance by such Stockholder of his or her obligations under this Agreement; (ii) result in any breach of or constitute a default (or an event that with notice or lapse of time or both would become a default or give rise to any right of termination, amendment, cancellation or acceleration) under, or result in the creation of a lien or encumbrance on any of his or her Stockholder Shares pursuant to, any of the terms, conditions or provisions of any note, license, agreement or other instrument or obligation to which such Stockholder is party or by which such Stockholder or any of his or her assets, including the Stockholder Shares, may be bound, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained or which, individually or in the aggregate, would not prevent or delay the performance by such Stockholder of his or her obligations under this Agreement; or (iii) conflict with or violate any order, writ, injunction, judgment, decree, statute, law, rule or regulation applicable to such Stockholder or any of his or her assets, including the Stockholder Shares.

          (d) ACKNOWLEDGMENT OF RELIANCE. Such Stockholder understands and acknowledges that the Parent and Acquisition Sub are entering into the Merger Agreement in reliance upon such Stockholder's execution and delivery of this Agreement.

          (e) BROKERS. No broker, investment banker, financial adviser or other person is entitled to any broker's, finder's, financial adviser's or other similar fee or commission in connection with the transactions contemplated hereby based upon arrangements made by or on behalf of such Stockholder.

     6. CERTAIN COVENANTS OF STOCKHOLDER. Except in accordance with Subsection 6(e), each Stockholder hereby covenants and agrees (with respect to himself or herself but not as to the other Stockholders) as follows:

          (a) NEGOTIATIONS. Unless and until this Agreement shall have been terminated in accordance with its terms, each of the Stockholders agrees and covenants that (i) he or she will not, directly or indirectly, initiate, solicit or encourage any inquiries or the making or implementation of any proposal or offer (including, without limitation, any proposal or offer to its stockholders) with respect to a merger, acquisition, tender offer, exchange offer, consolidation or similar transaction involving, or any purchase of 10% or more of the assets or securities of the Company or any of its subsidiaries, other than the transactions contemplated by the Merger Agreement (any such proposal or offer being hereinafter referred to as an "ACQUISITION PROPOSAL") or engage in any negotiations concerning, or provide any confidential information or data to, or have any discussions with, any person relating to an Acquisition Proposal, or otherwise facilitate any effort or attempt to make or implement an Acquisition Proposal; (ii) each of the Stockholders will immediately cease and cause to be terminated any existing activities, discussions or negotiations with any parties conducted heretofore with respect to any of the foregoing; and (iii) each of the Stockholders will notify Parent immediately if any such inquiries or proposals are received by, any such information is requested from, or any such negotiations or discussions are sought to be initiated or continued with any of the Stockholders or, to the knowledge of such Stockholder, the Company, which notification shall include the terms of any such inquiries or proposals, PROVIDED, HOWEVER, that if the Company actually provides the information and notice to Parent required by Section 7.5 of the Merger Agreement with respect to any contact with the Company, such Stockholder shall not have any obligation to provide any such duplicate information.

          (b) VOTING. Each Stockholder hereby agrees that, during the Proxy Term, at any meeting of the stockholders of the Company, however called, or in connection with any written consent of the Company's Stockholders, such Stockholder shall vote (or cause to be voted) his or her Stockholder Shares, except as specifically requested by the Parent in writing in advance: (a) in favor of the Merger; (b) against any action or agreement that would result in a breach in any material respect of any covenant, representation or warranty or any other obligation or agreement of the Company under the Merger Agreement; and (c) against any action or agreement (other than the Merger Agreement or the transactions contemplated thereby) that would impede, interfere with, delay, postpone or attempt to discourage the Merger, including, but not limited to: (i) any extraordinary corporate transaction, such as a merger, consolidation or other business combination involving the Company or any of any of its subsidiaries; (ii) a sale, lease or transfer of a material amount of assets of the Company or any of its subsidiaries or a reorganization, recapitalization, dissolution or liquidation of the Company or its subsidiaries; (iii) any change in the management or board of directors of the Company, except as agreed to in writing by Parent; (iv) any material change in the present capitalization or dividend policy of the Company; (v) any amendment of the Company's Certificate of Incorporation; or (vi) any other material change in the Company's corporate structure, management or business. Such Stockholder shall not enter into any agreement or understanding with any person or entity during the Proxy Term to vote or give instructions to vote in any manner inconsistent with the terms of this
Section 6(b). Notwithstanding the foregoing, in the event that the Company has properly terminated the Merger Agreement pursuant to Section 9.1(f) thereof, a Stockholder may vote (or cause to be voted) his or her Stockholder Shares in favor of a Superior Proposal.

          (c) ADDITIONAL SHARES. Each Stockholder hereby agrees, while this Agreement is in effect, to promptly notify Parent of the number of any new shares of Common Stock acquired, beneficially or of record, by such Stockholder, if any, after the date hereof whether through acquisition in the open market, upon exercise of any option, warrant or other convertible security, or otherwise.

          (d)  WAIVER OF APPRAISAL AND DISSENTER'S RIGHTS.  Each
Stockholder hereby waives any rights of appraisal or rights to dissent from the Merger that such Stockholder may have.

          (e) ACTING AS DIRECTOR AND EXECUTIVE OFFICER. Notwithstanding anything in this Section 6 to the contrary, the covenants and agreements set forth in Section 6(a) shall not be deemed to prevent any Stockholder, while acting in his or her capacity as a director of the Company, from taking any action that is specifically permitted under the applicable provisions of the Merger Agreement. Further, any Stockholder may act in his capacity as an executive officer of the Company upon direction by the Board of Directors of the Company pursuant to Section 7.5(b) of the Merger Agreement.

          (f) STOP TRANSFER. Each Stockholder agrees with, and covenants to, Parent and Acquisition Sub that such Stockholder may not request that the Company register the transfer (book-entry or otherwise) of any certificate or uncertificated interest representing any of his or her Stockholder Shares, unless such transfer is made in compliance with this Agreement. Each Stockholder agrees, with respect to any Stockholder Shares in certificated form, that such Stockholder will deliver to the Company within fifteen business days after the date hereof, the certificates representing such Stockholder Shares and the Company will inscribe upon such certificates the following legend (the "Legend"): "The shares of Common Stock, par value $.01 per share, of The Strober Organization, Inc. (the "Company"), represented by this certificate are subject to a Proxy Agreement dated as of November 11, 1996, and may not be sold or otherwise transferred, except in accordance therewith. Copies of such Agreement may be obtained at the principal executive offices of the Company." Each Stockholder agrees that within ten business days after the date hereof, such Stockholder will no longer hold any Stockholder Shares, whether certificated or uncertificated, in "street name" or in the name of any nominee. In the event that the Company enters into a Superior Proposal and has terminated the Merger Agreement in accordance with Section 9.1(f) thereof, the Company will remove the Legend from all certificates representing Stockholder Shares and will return such certificates to the Stockholders. Pursuant to the Merger Agreement, the Company has agreed to notify the transfer agent of the provisions set forth in this Section and each Stockholder agrees to provide such documentation and to take such other actions as may be reasonably required to give effect to such provisions with respect to such Stockholder Shares.

          (g) REORGANIZATION AGREEMENT. Each Stockholder hereby agrees that, at the Effective Time, the Reorganization Agreement shall terminate as to such Stockholder and such Stockholder shall have no further rights thereunder.

     7. FURTHER ASSURANCES. From time to time, at the other party's request and without further consideration, each party hereto (as to the Stockholders, in their capacity as stockholders) shall execute and deliver such additional documents and take all such further action as may be necessary or reasonably desirable to consummate and make effective, in the most expeditious manner practicable, the transactions contemplated by this Agreement and the Merger Agreement. Without limiting the generality of the foregoing, during the Proxy Term, each Stockholder shall perform such further acts and execute such further documents and instruments as may reasonably be required to vest in the Parent and Acquisition Sub the power to carry out the provisions of this Agreement including without limitation the exercise of the power afforded by Section 1 hereof.

     8.   MISCELLANEOUS.

          (a)  ENTIRE AGREEMENT; ASSIGNMENT.  This Agreement
(i) constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all other prior agreements and understandings, both written and oral, among the parties or any of them with respect to the subject matter hereof and (ii) shall not be assigned by operation of law or otherwise, provided that Parent may assign any of its rights and obligations to any wholly-owned direct or indirect subsidiary of Parent or to any entity which controls or is under common control with Parent, but no such assignment shall relieve Parent of its obligations hereunder and Parent shall remain as fully and primarily liable as if there was no such assignment.

          (b) AMENDMENT. This Agreement may not be modified, amended, altered or supplemented except by an instrument in writing signed on behalf of all the parties hereto; PROVIDED that EXHIBIT A hereto may be supplemented by the Parent and Acquisition Sub by adding the name and other relevant information concerning any stockholder of the Company who agrees to be bound by the terms of this Agreement without the agreement of any other party hereto, and thereafter such added stockholder shall be treated as a "Stockholder" for all purposes of this Agreement.

          (c) ENFORCEMENT OF THE AGREEMENT. The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof in addition to any other remedy to which they are entitled at law or in equity, and the parties hereto further agree to waive any requirement for the posting of any bond in connection with the obtaining of any such injunctive or other equitable relief.

          (d) VALIDITY. IF ANY TERM OR OTHER PROVISION OF THIS AGREEMENT IS INVALID, ILLEGAL OR INCAPABLE OF BEING ENFORCED BY ANY RULE OF LAW OR PUBLIC POLICY, ALL OTHER CONDITIONS AND PROVISIONS OF THIS AGREEMENT SHALL NEVERTHELESS REMAIN IN FULL FORCE AND EFFECT SO LONG AS THE ECONOMIC OR LEGAL SUBSTANCE OF THE TRANSACTIONS CONTEMPLATED HEREBY IS NOT AFFECTED IN ANY MANNER MATERIALLY ADVERSE TO ANY PARTY. UPON SUCH DETERMINATION THAT ANY TERM OR OTHER PROVISION IS INVALID, ILLEGAL OR INCAPABLE OF BEING ENFORCED, THE PARTIES HERETO SHALL NEGOTIATE IN GOOD FAITH TO MODIFY THIS AGREEMENT SO AS TO EFFECT THE ORIGINAL INTENT OF THE PARTIES AS CLOSELY AS POSSIBLE TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW IN AN ACCEPTABLE MANNER TO THE END THAT THE TRANSACTIONS CONTEMPLATED HEREBY ARE FULFILLED TO THE EXTENT POSSIBLE.

          (e) NOTICES. All notices, requests, claims, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given when delivered in person, by cable, telegram, facsimile transmission with confirmation of receipt, or telex, or by registered or certified mail (postage prepaid, return receipt requested) to the respective parties as follows:

                    	if to Parent or Acquisition Sub:

                    	Hamilton Acquisition LLC
                    	c/o Fidelity Capital Associates, Inc.
			82 Devonshire Street, R25C
                    	Boston, MA 02109-3614
                    	Attn:  Mr. John J. Remondi

                    	with a copy to:

                    	Fidelity Capital Associates, Inc.
                    	82 Devonshire Street, E20E
                    	Boston, MA 02109-3614
                    	Attn:  Robert M. Gervis, Esq.

                    	and a copy to:

                    	Goodwin, Procter & Hoar  LLP
                    	Exchange Place
                    	Boston, MA  02109
                    	Attn: Laura C. Hodges Taylor, P.C.
                              Joseph L. Johnson III, Esq.

                    	if to Stockholders:
                    	c/o Sills Cummis Zuckerman Radin
                      	Tischman Epstein & Gross, P.A.
                    	One Riverfront Plaza
                    	Newark, NJ  07102
                    	Attn:  Stanley U. North III, Esq.

                    	with a copy to:

                    	Sills Cummis Zuckerman Radin
                      	  Tischman Epstein & Gross, P.A.
                    	One Riverfront Plaza
                    	Newark, NJ  07102
                    	Attn:  Stanley U. North III, Esq.

or to such other address as the person to whom notice is given may have previously furnished to the others in writing in the manner set forth above (provided that notice of any change of address shall be effective only upon receipt thereof).

          (f) CHOICE OF LAW/CONSENT TO JURISDICTION. The validity, interpretation, performance and enforcement of this Agreement shall be governed by the laws of the State of Delaware without regard to its rules of conflict of laws. The parties hereby irrevocably and unconditionally consent to the jurisdiction of the Chancery Court of the State of Delaware for any action, suit or proceeding arising out of or relating to this Agreement or the transactions contemplated hereby, and the parties agree not to commence any action, suit or proceeding related thereto except in such court. The parties further irrevocably and unconditionally waive any objection to the laying of venue of any action, suit or proceeding arising out of or relating to this Agreement in the Chancery Court of the State of Delaware, and hereby further irrevocably and unconditionally waive and agree not to plead or claim in such court that any such action, suit or proceeding brought in such court has been brought in an inconvenient forum. Each party further agrees that service of any process, summons, notice or document by U.S. registered mail (i) in the case of Parent or Acquisition Sub, to the address of such party set forth in Section 8(e) above; or (ii) in the case of any Stockholder, to the address of such Stockholder set forth on EXHIBIT A hereto, shall be effective service of process for any action, suit or proceeding brought against such party in such court.

          (g) DESCRIPTIVE HEADINGS. The descriptive headings herein are inserted for convenience of reference only and are not intended to be part of or to affect the meaning or interpretation of this Agreement.

          (h) COUNTERPARTS. This Agreement may be executed in two or more counterparts (and via Facsimile), each of which shall be deemed to be an original, but all of which shall constitute one and the same agreement.

          (i) PERFORMANCE BY ACQUISITION SUB. Parent hereby agrees to cause Acquisition Sub to comply with its obligations hereunder as contemplated in the Merger Agreement.

          (j) EXPENSES. Each of the parties hereto will pay all fees and expenses it incurs in connection with this Agreement, whether or not consummated, including without limitation the fees and expenses of its financial and legal advisors.

          (k) PARTIES IN INTEREST. This Agreement shall be binding upon and inure solely to the benefit of each party hereto, and nothing in this Agreement, express or implied, is intended to or shall confer upon any other person any right, benefit or remedy of any nature whatsoever under or by reason of this Agreement.

          (l) SURVIVAL OF REPRESENTATIONS, WARRANTIES AND AGREEMENTS. The representations, warranties and agreements of Acquisition Sub, Parent and the Stockholders pursuant to this Agreement shall survive the consummation of the Merger or the termination of the Merger Agreement.

          (m) NO AGREEMENT UNTIL EXECUTED. Irrespective of negotiations among the parties or the exchanging of drafts of this Agreement, this Agreement shall not constitute or be deemed to evidence a contract, agreement, arrangement or understanding among the parties hereto unless and until (i) the Board of Directors of the Company has approved, for purposes of Section 203 of the Delaware General Corporation Law and any applicable provision of the Company's certificate of incorporation, the possible acquisition of the Stockholder Shares by Parent and Acquisition Sub pursuant to this Agreement and (ii) this Agreement is executed by all parties hereto.

     IN WITNESS WHEREOF, Parent, Acquisition Sub and the Stockholders have caused this Agreement to be executed as of the date first written above by their respective officers thereunto duly authorized.

                              HAMILTON ACQUISITION LLC



                              By:/S/ JOHN J. REMONDI
			      ------------------------------
                                 Name: JOHN J. REMONDI
                                 Title:  Manager


                              HAMILTON NY ACQUISITION CORP.



                              By:/S/ JOHN J. REMONDI
			      ------------------------------
                                 Name: JOHN J. REMONDI
                                 Title: PRESIDENT


/s/ Robert J. Gaites		  /s/ John T. Guerin
------------------------------   ----------------------------------
Robert J. Gaites                 John T. Guerin

/s/ Sue Strober			 /s/ Richard D. King
------------------------------   ----------------------------------
Sue Strober                      Richard D. King

/s/ Sue Strober			 /s/ Steven Strober
------------------------------   ----------------------------------
Sue Strober, as Trustee for      Steven Strober
   Steven Strober

/s/ Sue Strober                  /s/ Hiliary Strober
------------------------------   ----------------------------------
Sue Strober, as Trustee for      Hiliary Strober
   Hilary Strober

/s/ Gordon Sandler               /s/ David W. Berstein
------------------------------   ----------------------------------
Gordon Sandler                   David W. Berstein, Trustee, Trust
                                 F/J/B/O Steven and Hilary Strober

/s/ Nathan Schwartzberg          /s/ John Yanuklis
------------------------------   ----------------------------------
Nathan Schwartzberg              John Yanuklis


/s/ Albert C. Brower
------------------------------
Albert C. Brower                   By:______________________________
                                       Trustee, Trust F/B/O Yanuklis
                                       Charitable Remainder Trust

                          PROXY AGREEMENT
                   [SIGNATURE CONTINUATION PAGE]





				   /s/ Robert J. Gaites
				   ---------------------------------

                                   Robert J. Gaites; proxy for
                                   Robert J. Gaites Charitable Trust



				   /s/ John Yanuklis
				   ---------------------------------
                                   John Yanuklis; proxy for
                                   John Yanuklis Charitable trust


				   /s/ Albert C. Brower
				   ---------------------------------
                                   Albert C. Brower, proxy for
                                   Albert C. Brower Charitable Trust

                   EXHIBIT A TO PROXY AGREEMENT

NAME AND ADDRESS OF                 Number of Shares of 	Other Company Securities
STOCKHOLDER			    COMMON STOCK OWNED		OWNED

Sue Strober                                  592,141  		None

Sue Strober, trustee for son                  42,325    	None
Sue Strober, trustee for
daughter                                      42,325    	None
Sue Strober, proxy for son{*}                 45,600
Sue Strober, proxy for daughter{*}                              None
                                              45,600
David W. Bernstein, trustee of               180,960  		None
trust for Steven and Hilary
Strober{*}

Robert J. Gaites                             309,955  		Options for 113,053 Shares,
                                                               	including 25,000 at $1.75 per
                                                               	share, 25,000 at $4.75 per
                                                               	share, 37,500 at $3.63 per
                                                               	share, and 25,553 at $4.50 per
                                                               	share.

John Yanuklis                                313,254  		Options for 96,904 Shares,
                                                               	including 9,000 at $1.13 per
                                                               	share, 14,286 at $1.75 per
                                                               	share, 22,737 at $4.75 per
                                                               	share, 23,503 at $3.63 per
                                                               	share, and 27,378 at $4.50 per
                                                               	share.

Gordon Sandler{++}                           399,486  		None

Richard King                                 200,931  		None

Albert Brower                                 69,124  		Options for 36,744 Shares,
                                                               	including 3,750 at $1.13 per
                                                               	share, 5,357 at $1.75 per
                                                               	share, 8,211 at $4.75 per
                                                               	share, 10,759 at $3.63 per
                                                               	share, and 8,667 at $4.50 per
                                                               	share.

Nathan Schwartzberg                          127,166  		None

John T. Guerin                               422,249  		None

John Yanuklis Charitable Trust               140,000  		None

Robert J. Gaites Charitable                  147,180  		None
Trust

Albert C. Brower Charitable                   25,000  		None
Trust

Total                                      3,103,296


**FOOTNOTES**

     {*}  Subject to proxy held by Sue Strober.

     {++} Subject to (i) a Collateral Pledge Agreement between Mr. Sandler and The Chase Manhattan Bank (the "BANK") and (ii) a Forbearance Agreement between Mr. Sandler and the Bank.

                           SCHEDULE 5(A)
                                    TO
                              PROXY AGREEMENT


     The certificates representing 399,486 shares of Common Stock, $.01 par value, of the Company (the "GORDON SHARES") in the name of Gordon Sandler ("SANDLER") are in the physical possession of The Chase Manhattan Bank, successor by merger to Chemical Bank (the "BANK"), subject to (i) that certain Collateral Pledge Agreement between Sandler and the Bank and (ii) that certain Forbearance Agreement between Sandler and the Bank. The Company and the Purchaser are hereby irrevocably directed to set the record address and the address for the transmission of payment for the Gordon Shares as follows:

          Gordon Sandler
          c/o Sills Cummis Zuckerman Radin Tischman
          Epstein & Gross, P.A., as Escrow Agent
          One Riverfront Plaza
          Newark, New Jersey 07102
          Attention:Stanley U. North, III, Esq.

     The Bank consents to the grant by Sandler of a proxy in respect of the Gordon Shares pursuant to the terms of the Proxy Agreement between and among the Company and the various other parties thereto dated the date hereof (the "PROXY AGREEMENT"), and agrees not to take any action which is contrary to or inconsistent with the terms of the Proxy Agreement.



CONSENTED AND AGREED TO BY:


THE CHASE MANHATTAN BANK


/S/ HARVEY CAVAYERO
-------------------------------------------

by: HARVEY CAVAYERO, ESQ., ATTORNEY-IN-FACT
  (AN AUTHORIZED OFFICER)


/S/ GORDON SANDLER
-------------------------------------------
GORDON SANDLER

                              EXHIBIT 2.3

 Guaranty dated as of November 11, 1996 by Fidelity Investors Limited
                  Partnership in favor of the Company

                             GUARANTY


     GUARANTY, dated as of November 11, 1996 by Fidelity Investors Limited Partnership, a Delaware limited partnership (the "Guarantor"), in favor of The Strober Organization, Inc., a Delaware corporation (the "Company").

                                 RECITALS

     The Company is a party to an Agreement and Plan of Merger (the "Merger Agreement") dated as of the date hereof by and among the Company, Hamilton Acquisition LLC ("Parent") and Hamilton NY Acquisition Corp. ("Acquisition Sub"), pursuant to which Acquisition Sub will be merged with and into the Company (the "Merger"), with the resulting entity being an indirect subsidiary of Parent. Guarantor has advised the Company that (i) the Guarantor is a member of Parent, a Delaware limited liability company and
(ii) Parent owns all of the issued and outstanding capital stock of Acquisition Sub. Parent and Acquisition Sub are entities newly created for the purpose of effecting the Merger. The Company has required that the Guarantor execute this Guaranty to provide assurances that the Company will receive any amounts which may become due from Parent and/or Acquisition Sub in connection with the performance of the Parent's and/or Acquisition Sub's respective obligations under the Merger Agreement. The Guarantor is willing to execute this Guaranty to induce the Company to enter into the Merger Agreement.

     NOW, THEREFORE in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Guarantor hereby agrees as follows:

Section 1. GUARANTY OF PAYMENT AND PERFORMANCE. The Guarantor hereby absolutely, unconditionally and irrevocably guarantees to the Company that each of Parent and Acquisition Sub will perform all of its obligations subject to and under the Merger Agreement, including the timely payment of all amounts due thereunder and the Proxy Agreement (define) (collectively, the "Obligations"). Anything to the contrary in this Guaranty notwithstanding, the involvement of Parent or Acquisition Sub or both in insolvency, bankruptcy or similar proceedings as a debtor shall not in any manner modify, reduce or otherwise affect the Guarantor's obligation under this Guaranty.

     Section 2. WAIVERS BY GUARANTOR; AGENT'S FREEDOM TO ACT. The Guarantor waives presentment, demand, protest, notice of acceptance and all other notices of any kind, all defenses which may be available by virtue of any valuation, stay, moratorium law or other similar law now or hereafter in effect, any right to require the marshalling of assets of Parent, Acquisition Sub or the Guarantor, and all suretyship defenses generally. Without limiting the generality of Section 1 or the foregoing part of this
Section 2, the Guarantor agrees that the obligations of the Guarantor hereunder shall not be released or discharged, in whole or in part, or otherwise modified or affected by any of the following, whether or not any one or more such events or circumstances occur at one or more times and/or from time to time, and whether or not with notice to, or the consent of, Guarantor (i) any compromises, settlements, extensions, rescissions, waivers, amendments or other modifications of any kind or nature of any of the terms or provisions of any agreement evidencing, securing or otherwise executed in connection with the Obligations; (ii) the substitution or release in whole or in part of any entity primarily or secondarily liable for the Obligations; (iii) the adequacy of any rights the Company may have against any collateral or other means of obtaining repayment of the Obligations; or (iv) any event or circumstance which could otherwise constitute a legal or equitable discharge or defense in whole or in part (other than full and complete performance or payment in full of the Obligations and performance of Guarantor's other agreements contained in this Guaranty).

     Section 3. SUBROGATION; SUBORDINATION. Until the payment and performance in full of all Obligations, the Guarantor shall not exercise any rights against Parent or Acquisition Sub arising as a result of payment by the Guarantor hereunder, by way of subrogation or otherwise, and will not prove any claim in competition with the Company in respect of any payment hereunder in bankruptcy or insolvency proceedings of any nature; and the Guarantor will not claim any set-off or counterclaim against Parent or Acquisition Sub in respect of any liability of the Guarantor to Parent or Acquisition Sub. The payment of any amounts due with respect to any indebtedness of Parent or Acquisition Sub now or hereafter held by the Guarantor is hereby subordinated to the prior payment in full of the Obligations. If the Guarantor shall collect, enforce or receive any amounts in respect of indebtedness of Parent or Acquisition Sub, such amounts shall be collected, enforced and received by the Guarantor as trustee for the Company and be paid over to the Company, on account of the Obligations without affecting in any manner the liability of the Guarantor under the other provisions of this Guaranty.

     Section 4. DUE AUTHORIZATION; FINANCIAL STATEMENTS. The Guarantor hereby represents and warrants to the Company that (a) the Guarantor is duly authorized to execute and deliver this Agreement and to perform its obligations hereunder and that this Guaranty constitutes the legal and valid obligation of Guarantor and (b) the financial statements previously delivered to the Company by the Guarantor are true and correct in all material respects.

     Section 5. TERMINATION. This Guaranty shall remain in full force and effect until all Obligations are indefeasibly paid in full and this Guaranty shall continue to be effective or be reinstated, as the case may be, if at any time any performance or payment of any of the Obligations or any of the agreements of Guarantor contained in this Guaranty is rescinded or, in the case of payments, must otherwise be returned for any reason (including, without limitation, the insolvency, bankruptcy or reorganization of Parent or Acquisition Sub) all as though such payment had not been made, notwithstanding anything to the contrary in this Guaranty.

     Section 6. FREEDOM TO ACT. The Company shall in its sole discretion have the right to proceed first directly against Guarantor under this Guaranty without proceeding against Parent or Acquisition Sub or both, as applicable, including, without limitation, without exhausting any other rights or remedies which the Company may have and without resorting to any collateral or other security, if any, held by the Company.

     Section 7. SUCCESSORS AND ASSIGNS. This Guaranty shall be binding upon the Guarantor, its successors and assigns, and shall inure to the benefit of and be enforceable by the Company and its successors, transferees and assigns, and its permitted transferees and assigns.

     Section 8. AMENDMENTS AND WAIVERS. No amendment or waiver of any provision of this Guaranty nor consent to any departure by the Guarantor therefrom shall be effective unless the same shall be in writing and signed by the Company and the Guarantor. No failure on the part of the Company to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right.

     Section 9. NOTICES. All notices and other communications called for hereunder shall be made in writing and, unless otherwise specifically provided herein, shall be deemed to have been duly made or given to a party when delivered by hand or mailed first class mail postage prepaid or, in the case of telegraphic or telexed notice, when transmitted, answer back received, addressed to the address set forth beneath such party's signature hereto, or at such other address as either party may designate in writing.

     Section 10. GOVERNING LAW; CONSENT TO JURISDICTION. THE VALIDITY, INTERPRETATION, PERFORMANCE AND ENFORCEMENT OF THIS AGREEMENT SHALL BE GOVERNED BY THE LAWS OF THE STATE OF DELAWARE. THE PARTIES HEREBY IRREVOCABLY AND UNCONDITIONALLY CONSENT TO THE JURISDICTION OF THE CHANCERY COURT OF THE STATE OF DELAWARE FOR ANY ACTION, SUIT OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY. THE PARTIES FURTHER IRREVOCABLY AND UNCONDITIONALLY WAIVE ANY OBJECTION TO THE LAYING OF VENUE OF ANY ACTION, SUIT OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT IN THE CHANCERY COURT OF THE STATE OF DELAWARE, AND HEREBY FURTHER IRREVOCABLY AND UNCONDITIONALLY WAIVE AND AGREE NOT TO PLEAD OR CLAIM IN SUCH COURT THAT ANY SUCH ACTION, SUIT OR PROCEEDING BROUGHT IN SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM. EACH PARTY FURTHER AGREES THAT SERVICE OF ANY PROCESS, SUMMONS, NOTICE OR DOCUMENT BY U.S. REGISTERED MAIL TO THE ADDRESS SET FORTH BENEATH SUCH PARTY'S SIGNATURE HERETO SHALL BE EFFECTIVE SERVICE OF PROCESS FOR ANY ACTION, SUIT OR PROCEEDING BROUGHT AGAINST SUCH PARTY IN SUCH COURT.

     Section 11. MISCELLANEOUS. This Guaranty constitutes the entire agreement of the Guarantor and the Company with respect to the matters set forth herein. The rights and remedies herein provided are cumulative and not exclusive of any remedies provided by law or any other agreement, and this Guaranty shall be in addition to any other guaranty of the Obligations. Captions are for the ease of reference only and shall not affect the meaning of the relevant provisions. The meanings of all defined terms used in this Guaranty shall be equally applicable to the singular and plural forms of the terms defined. If any provision of this Guaranty or the application thereof to any person or entity or circumstance shall be invalid or unenforceable to any extent, (i) the remainder of this Guaranty and the application of such provision to other persons, entities or circumstances shall not be effected thereby and (ii) each such provision shall be enforced to the greatest extent permitted by law. This Guaranty may be executed in two or more counterparts, each of which shall constitute an original, but all of which when taken together shall constitute but one agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Guaranty to be executed and delivered by their duly authorized officers as of the date appearing on page one.


                                   FIDELITY INVESTORS
                                   LIMITED PARTNERSHIP

                                   By:Fidelity Investors Management Corp.,
                                      its General Partner



                                      By:/S/ JOHN J. REMONDI
				      ________________________________
                                           Its: President

                                      Address:

                                      c/o Fidelity Capital Asociates, Inc.
                                      82 Devonshire Street, R25C
                                      Boston, MA 02109-3614
                                      Attn:  Mr. John J. Remondi

                                      with a copy to:

                                      Fidelity Capital Associates, Inc.
                                      82 Devonshire Street, E20E
                                      Boston, MA 02109-3614
                                      Attn:  Robert M. Gervis, Esq.

                                      and a copy to:

                                      Goodwin, Procter & Hoar  LLP
                                      Exchange Place
                                      Boston, MA 02109
                                      Attn:  Laura C. Hodges Taylor, P.C.

                                   THE STROBER ORGANIZATION, INC.



                                   By:/S/ROBERT J. GAITES
				   -------------------------------------
                                      Its: President and Chief Executive
					     Officer

                                      Address:

                                      550 Hamilton Avenue
                                      Brooklyn, NY 11232
                                      Attn:  President

                                      with a copy to:

                                      Sills, Cummis, Zuckerman, Radin,
                                        Tischman, Epstein & Gross
                                      The Legal Center
                                      One Riverfront Plaza
                                      Newark, NJ 07102
                                      attn:  Stanley U. North, III, Esq.

                              EXHIBIT 20

                 Press Release dated November 11, 1996

               THE STROBER ORGANIZATION, INC. TO BE
               ACQUIRED FOR $6.00 PER SHARE IN CASH

                    THIRD QUARTER 1996 EARNINGS


     Brooklyn, New York, November 11, 1996 - THE STROBER ORGANIZATION, INC. (NASDAQ-STRB) today announced that it has entered into a definitive merger agreement providing for the acquisition of all of Strober's Common Stock at $6.00 per share, in cash, for an aggregate fully-diluted purchase price of approximately $32 million. The merger is expected to be consummated in January 1997.

     On Friday, November 8, 1996, the business date prior to this announcement, Strober's common stock closed at $5.25 per share.

     The consummation of the merger is subject to certain conditions, including the approval of a majority of Strober's stockholders, antitrust clearance, as well as certain other matters. The merger agreement terminates in the event the merger is not consummated by February 28, 1997 unless an extension is mutually agreed to by the parties to the agreement. If the transaction is not consummated, the merger agreement generally limits the parties' liability to reimbursement of expenses and break-up fees. Strober's principal stockholders and certain of Strober's senior management, who together own in excess of 62% of Strober's outstanding common stock, have agreed to vote their shares of Strober Common Stock in favor of the merger. Hill Thompson Capital Markets, Inc. a New York investment banking firm, advised Strober in this transaction.

     The acquisition is led by Fidelity Ventures Limited Partnership, a private venture capital investor. The purchaser has advised the Company that it intends to finance a portion of the purchase price and has obtained financing commitments in connection therewith. After the merger, Strober expects to continue to do business under the name "The Strober Organization." It is expected that, after the merger, the new Chairman of the Board and Chief Executive Officer of Strober will be Frederick Marino, an experienced building products executive and former Chief Executive Officer of Marino Industries. Robert J. Gaites, Strober's current Chairman of the Board, Chief Executive Officer and President and John Yanuklis, Strober's current Executive Vice President, will continue in their offices as President and Executive Vice President, respectively, after the merger. In addition, it is anticipated that both Mr. Gaites and Mr. Yanuklis, as well as certain other members of Strober's management, may make a minority investment in the purchaser at the time of, or immediately following, the consummation of the merger.

     Mr. Gaites, Strober's current Chairman of the Board, Chief Executive Officer and President, commented that this transaction provides the Strober stockholders with a significant premium as compared to the average market price of Strober's Common Stock over the last five years, that all of the Strober management and employees would be expected to remain in place and that the ongoing business would continue to have a substantial budget for expansion in the North East.

     Mr. Gaites also stated that in light of the pending merger, the Company has decided not to proceed with the purchase of Rowley Building Products Corp. and Rowley Building Products of New Jersey, Inc.

     Additionally, the Company announced that for the third quarter of 1996, the Company reports net income of $1,600,000 or 31 cents per share on sales of $41,789,000. This compares with net income of $1,134,000 or 21 cents per share on net sales of $33,864,000 for the same period of 1995.

     Net income for the nine month period ended September 30, 1996 was $2,611,000 or 51 cents per share on net sales of $100,898,000 compared to net income of $2,360,000 or 45 cents per share on net sales of $96,066,000 for the first nine months of 1995.

     Mr. Gaites stated, "I am very pleased with our Company's performance in the third quarter as sales increased 23% and net income increased by 41%. Our gross sales in October 1996 further increased 28% to $14,600,000 compared to $11,416,000 in October 1995".

THE STROBER ORGANIZATION, INC. - FINANCIAL HIGHLIGHTS

                                   For the Three Months                For the Nine Months
                                           Ended                              Ended
(In thousands, except         9/30/96            9/30/95           9/30/96          9/30/95
per share data)
Net Sales                     $41,789            $33,864          $100,898          $96,066
Net income before
income taxes                    2,758              1,921             4,502            4,000
Net income                      1,600              1,134             2,611            2,360
Net income per share              .31                .21               .51              .45
Weighted average number
of shares outstanding           5,170              5,358             5,159            5,264




     Strober is a leading supplier of building materials to professional contractors from 11 centers in New York, New Jersey, Connecticut and Pennsylvania.

For more information contact:

     Strober Representative:
          David J. Polishook
          Chief Financial Officer
          (718) 832-1212

                              EXHIBIT 27

                            Financial Data Schedule